Form 10-K
period 1997-12-31
ALLIANCE BANCORP OF NEW ENGLAND INC
filed 1998-03-27
CIK 1046002

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

|X| Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997 or
|_| Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

                                    FORM 10-K
                        Commission file number: 001-13405

                 ----------------------------------------------

                      ALLIANCE BANCORP OF NEW ENGLAND, INC.
             (Exact Name of Registrant as Specified in its Charter)

                 ----------------------------------------------

                     DELAWARE                               06-1495617
          (State or other jurisdiction of                (I.R.S. Employer
         of incorporation or organization)            Identification Number)

               348 Hartford Turnpike
                Vernon, Connecticut                           06066
      (Address of Principal Executive Office)               (Zip Code)

                                 (860)-875-2500
               Registrant's telephone number, including area code:

           Securities registered pursuant to Section 12(b) of the Act:
         Common Stock, par value $.01 per share, American Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K. |_|

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sale price of January 30, 1998, as reported by American Stock Exchange, was $28,839,000.

     The number of shares outstanding of common stock was 1,661,794 as of January 30, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

The Alliance Bancorp of New England, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held on April 8, 1998 is incorporated by reference into
Part III of this Form 10-K.



                                Table of Contents


                                                                                                 PAGE
                                                                                                 ----
PART I    Item 1 -  Business                                                                       2
          Item 2 -  Properties                                                                     5
          Item 3 -  Legal Proceedings                                                              5
          Item 4 -  Submission of Matters to a Vote of Security Holders                            5
----------------------------------------------------------------------------------------------------
PART II   Item 5 -  Market for Registrants Common Equity and Related Shareholder Matters           6
          Item 6 -  Selected Consolidated Financial Data                                           7
          Item 7 -  Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                          8
          Item 7A-  Quantitative and Qualitative Disclosures about Market Risk                    17
          Item 8 -  Consolidated Financial Statements and Supplementary Data                      18
          Item 9 -  Changes in and Disagreements with Accountants on Accounting and
                    Financial Disclosure                                                          18
----------------------------------------------------------------------------------------------------
PART III  Item 10 - Directors and Executive Officers of the Registrant                            18
          Item 11 - Executive Compensation                                                        18
          Item 12 - Security Ownership of Certain Beneficial Owners and Management                18
          Item 13 - Certain Relationships and Related Transactions                                18
----------------------------------------------------------------------------------------------------
PART IV   Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K               18
----------------------------------------------------------------------------------------------------

PART I

Special Note Regarding Forward-Looking Statements

This report contains certain "forward-looking statements." These forward-looking statements, which are included in Management's Discussion and Analysis, describe future plans or strategies and include the Company's expectations of future financial results. The words "believe," expect," "anticipate," "estimate," "project" and similar expressions identify forward-looking statements. The Company's ability to predict results or the effect of future plans or strategies or qualitative or quantitative changes based on market risk exposure is inherently uncertain. Factors which could affect actual results include but are not limited to change in general market interest rates, general economic conditions, legislative/regulatory changes, fluctuations of interest rates, changes in the quality or composition of the Company's loan and investment portfolios, deposit flows, competition, demand for financial services in the Company's markets, and changes in the accounting principles, policies, and guidelines. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

ITEM 1. BUSINESS
        --------
General. Alliance Bancorp of New England, Inc. ("Alliance" or the "Company") is a Delaware corporation that was organized in 1997. Alliance's primary activity is to act as the holding company for Tolland Bank (the "Bank"), which is its sole subsidiary and principal asset.

The Bank is a Connecticut chartered savings bank which was founded in 1841 and is headquartered in Vernon, as is Alliance. In 1986, Tolland Bank converted from mutual to stock form. The Bank's deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC").

The Bank operates seven offices in Tolland County and provides retail and commercial banking products and services in Tolland County and surrounding towns. Retail activities consist of branch deposit services, home mortgage and consumer lending, and mortgage banking. Commercial activities include merchant deposit services, business cash management, and construction mortgages, permanent mortgages, and working capital and equipment loans. Through third party relationships, the Bank also provides investment products, insurance products, and electronic payment services to retail and commercial customers.

At December 31, 1997, Tolland Bank had total deposits of $221.7 million, total loans of $157.4 million, and total assets of $247.1 million. There are no material concentrations of loans or deposits with one customer, a group of related customers, or in a single industry.

Market Area. The Bank's market area is centered in Tolland County, Connecticut, a suburban and rural area east of Hartford. The bank operates seven offices and its wider market area extends throughout much of northeastern Connecticut and into Massachusetts. Much of the market is part of the Greater Hartford metropolitan area.

Lending Activities. The Bank actively solicits retail and commercial loans in and around its market area. Retail lending consists primarily of the origination of residential first mortgages and home equity lines of credit, which are generally secured by second mortgages. Commercial lending focuses primarily on owner occupied first mortgage loans, along with general commercial and industrial loans and subdivision development and construction loans. Additionally, the Bank has a portfolio of 100% Government guaranteed loans purchased in the secondary market to supplement local loan originations. Except for the Government guaranteed loans, the Bank attempts to cross-sell other loan and deposit products to build multiple sales to its customer base.

Most of the Bank's residential mortgage originations are underwritten to secondary market standards and are sold on a non-recourse, servicing released basis. The Bank offers an extensive list of mortgage types, including FHA and VA loans, land loans, and subprime loans (which are also sold to investors). Consumer loans primarily consist of home equity lines and loans and are normally secured by second mortgages. These loans are subject to the same general underwriting standards as residential mortgage loans, and the bank retains ownership and servicing of all home equity lines and loans that it originates. Consumer loans also include secured installment loans, which are primarily well seasoned mobile home loans and indirect loans which were originated in the 1980's.

Commercial mortgages are primarily first mortgage loans on a variety of owner occupied commercial properties. The Bank also provides commercial mortgages on investor owned properties, including retail, office, and light manufacturing. Commercial mortgages normally amortize over

15 - 20 years and typically mature in 5-10 years. Commercial mortgages are normally guaranteed by the principals and by owner occupant businesses. Other commercial loans include commercial and industrial loans, and real estate secured loans, as well as subdivision development and construction loans.

Government guaranteed loans are purchased in the secondary market and are 100% guaranteed by either the Small Business Administration (SBA) or the U.S. Department of Agriculture (USDA). These are business term loans and mortgages, and are primarily loan certificates registered with and serviced by a national service corporation.

All loan originations are governed by a Board approved credit policy, which requires that all policy exceptions be reported to the Board. Loan approval limits are based on loan and relationship size, and most commercial loans are approved either by the Chief Lending Officer, the Company's Credit Committee, and/or the Board. The loan policy sets certain limits on concentrations of credit related to one borrower. The Bank's policy is to assign a risk rating to all commercial loans. The Bank conducts an ongoing program of commercial loan reviews and quality control sample inspections of residential and consumer loan originations.

Total real estate secured loans were $117.5 million (74.6% of total loans) at year-end 1997. Local real estate prices have declined throughout much of the current decade. Aided by favorable interest rates and a modest recovery in the Connecticut economy, real estate prices have firmed in some sectors over the last two years, while some sectors continue to show further modest softening. The Bank conducts an overall review of real estate market trends at least once each year, and real estate lending activities are governed by real estate lending and appraisal policies. New construction has remained active in certain residential markets, along with commercial retail, medical office, and lodging properties.

Investment Activities. Securities investments are a source of interest and dividend income, provide for diversification, are a tool for asset/liability management, and are a source of liquidity. In 1997, investment activities were limited to purchases and sales of available for sale securities. The Company's investment portfolio consists of high grade investment securities, and is primarily composed of mortgage backed securities, U.S. agency securities, and exchange traded equity securities. Investment activities are governed by a Board approved investment policy, and the Board reviews all investment activities on a monthly basis.

Deposits and Other Sources of Funds. The Banks' major sources of funds are deposits, borrowings, principal payments on loans and securities, and maturities of investments. Borrowings are generally used to fund long-term assets and short-term liquidity requirements or to manage interest rate risk. The Bank is a member of the Federal Home Loan Bank of Boston ("FHLBB") and may borrow from the FHLBB subject to certain limitations. The Bank also has available lines of credit for federal funds purchases and reverse repurchase agreements.

Competition. The Company's market area is highly competitive with a wide range of financial institutions including commercial banks, both mutual and stock owned savings banks, savings and loan associations, and credit unions. The Bank also competes with insurance and finance companies, investment companies, and brokers for the same funds. Factors affecting competition include ongoing mergers and acquisitions (including expansion of regional and national banks), the introduction of new product types and rate structures, and the development of new delivery channels (including supermarket banking and home banking). The Bank competes through pricing, product development, focused marketing, and providing more convenience through technology and business hours. The Bank strives to provide the personal service advantage of a community bank and to take advantage of potential market changes following consolidations by the large regional banks.

Employees. As of year-end 1997, the Company had 83 full-time equivalent employees. None of the employees are represented by a collective bargaining group, and management considers relations with its employees to be good.

Regulation And Supervision. The Company and the Bank are heavily regulated. As a bank holding company, Alliance is supervised by the Board of Governors of the Federal Reserve System ("FRB") and it is also subject to the jurisdiction of the Connecticut Department of Banking. As a Connecticut-chartered savings bank, the regulation and supervision by the FDIC and the Connecticut Department of Banking.

The FDIC insures the Bank's deposit accounts to the $100,000 maximum per separately insured account. The Bank is subject to regulation, examination, and supervision by the FDIC and to reporting requirements of the FDIC. The FDIC has adopted requirements setting minimum standards for capital adequacy and imposing minimum leverage capital ratios. The Company and Bank exceeded all applicable requirements at December 31, 1997. Furthermore, under the capital standards, the Company and the Bank are currently well-capitalized.

Connecticut statutes and regulations govern, among other things, investment powers, lending powers, deposit activities, maintenance of surplus and reserve accounts, the distribution of earnings, the payments of dividends, issuance of capital stock, branching, acquisitions and mergers and consolidations. Connecticut banks that do not operate in accordance with the regulations, policies and directives of the Banking Commissioner may be subject to sanctions for noncompliance. The Commissioner may, under certain circumstances, suspend or remove officers or directors who have violated the law, conducted the Bank's business in a manner which is unsafe, unsound or contrary to the depositor's interest, or been negligent in the performance of their duties.

Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994. Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Riegle-Neal"), different types of interstate transactions and activities will be permitted, each with different effective dates. Interstate transactions and activities provided for under the law include: (i) bank holding company acquisitions of separately held banks in a state other than a bank holding company's home state; (ii) mergers between banks with different home states, including consolidations of affiliated banks; (iii) establishment of interstate branches either de novo or by branch acquisition; and (iv) affiliate banks acting as agents for one another for certain banking functions without being considered a "branch." In general, subject to certain limitations, nationwide interstate acquisitions are now permissible, irrespective of state law limitations other than limitations related to deposit concentrations and bank age requirements. Interstate mergers were permissible on June 1, 1997, unless a state passed legislation either to prevent or to permit the earlier occurrence of interstate mergers. States may at any time enact legislation permitting interstate branching either de novo or through acquisition. Affiliated banks may act as agents for one another beginning one year after enactment. Each of the transactions and activities must be approved by the appropriate federal bank regulator, with separate and specific criteria established for each category.

Year 2000 Considerations. The Company uses computer systems extensively in its operations. The Company has established a Year 2000 project plan to address systems and facilities changes necessary to properly recognize dates after 1999. The Company's Year 2000 Considerations are discussed more fully in Management's Discussion and Analysis of Financial Condition and Results of Operation.

Supplementary Information
-------------------------

The following supplementary information, some of which is required under Guide 3 (Statistical Disclosure by Bank Holding Companies), is found in this report on the pages indicated below, and should be read in conjunction with the related financial statements and notes thereto.

         Selected Consolidated Financial Data                     7
         Average Balance Sheet, Net Interest Income
              and Interest Rates                                  9
         Loan Portfolio                                          11
         Nonaccruing Loans                                       12
         Provision and Allowance for Loan Losses                 12
         Interest Rate Sensitivity                               14
         Maturity of Securities                                  11 Exhibit 99-
         Foreclosed Properties                                   13
         Time Deposits of $100 Thousand or More                  13
         Short-term Borrowings                                   13
         Deposits                                                13
         Volume and Rate Analysis-FTE Basis                      22 Exhibit 99
         Selected Quarterly Financial Data                       22 Exhibit 99
         Construction and Commercial Loans                       23 Exhibit 99
         Securities Cost and Fair Value                          23 Exhibit 99
         Market Risk Sensitive Instruments                       24 Exhibit 99


ITEM 2.  PROPERTIES
         ----------
The premises of Alliance are located in Connecticut as follows (see the notes "Premises and Equipment, Net" and "Commitments and Contingencies" in Item 8 for additional information about the Company's premises):

                                                                      Year Lease
Location - Town (Street)               Owned / Leased                    Expires
--------------------------------------------------------------------------------
o Tolland - (Olde Tolland Common)                  Owned
o Vernon - (348 Hartford Turnpike)                 Owned
o Coventry - (Routes 31 and 44)                    Owned
o Ellington - (287 Somers Road)                    Owned
o Stafford Springs - (34 West Stafford Road)      Leased         1999
o Willington - (Routes 74 and 32)                 Leased         2005
o Tolland - (Merrow Road)                         Leased         2000
o Approximately 9 acres of land adjacent to the Company's office on Olde Tolland Common in Tolland.
o A commercial property leased to a child care operation adjacent to the Company's office on Olde Tolland Common in Tolland.
o Approximately 10 acres of land adjacent to the Company's office in Coventry, Connecticut.

ITEM 3. LEGAL PROCEEDINGS
        -----------------
The Company is not involved in any material legal proceedings other than ordinary routine litigation incidental to its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY & RELATED SHARE HOLDER MATTERS
        --------------------------------------------------------------------
The Company's common stock is listed on the American Stock Exchange (AMEX) under the symbol "ANE." A total of 752,400 shares of the Company's stock, or 47% of outstanding shares, were traded on AMEX in 1997. As of January 31, 1998, the Company had 524 holders of record of its common stock. This does not reflect the number of persons or entities who hold their stock in nominee or "street" name. The closing sale price of the stock on January 31, 1998 was $17.63. The Company declared and paid a $.05 cent dividend in the fourth quarter of 1997. A $0.02 cent dividend was declared and paid in 1996. Dividends are subject to the restrictions of applicable regulations. See the "Shareholders' Equity" note in
Item 8 for additional information. See also the information contained in Item 6. The following table presents quarterly information on the range of high and low prices for the past two years.


Quarter Ended                       High                   Low           Dividends Declared Per Share
---------------------------------------------------------------------------------------------------------
March 31, 1996                     $ 7.88                $ 6.94                     $ 0
June 30, 1996                        7.78                  7.13                       0
September 30, 1996                   9.28                  7.22                       0
December 31, 1996                   10.03                  8.25                     .02
March 31, 1997                      12.09                  8.63                     .04
June 30, 1997                       15.00                 10.31                     .04
September 30, 1997                  18.25                 13.03                     .05
December 31, 1997                   18.00                 16.38                     .05

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA


December 31                                            1997           1996           1995           1994           1993
---------------------------------------------------------------------------------------------------------------------------
For the Year (in thousands)
Net interest income                                 $ 7,960        $ 7,663        $ 7,364        $ 6,954        $ 6,923
Provision for loan losses                               829            978          1,975            639            191
Service charges and fees                              1,148          1,115          1,005            789            828
Net gain (loss) on securities                           961            (40)            22            (16)            66
Net gain (loss) on assets                              (148)           200           (967)           (28)          (438)
Non-interest expense                                  6,411          6,640          6,582          6,545          6,850
Income (loss) before income taxes                     2,681          1,320         (1,133)           515            338
Income tax expense (benefit)                            664           (118)            12             61             94
Cumulative effect of change in accounting
principle                                                 -              -              -              -            189
Net income (loss)                                   $ 2,017        $ 1,438        $(1,145)         $ 454          $ 433
---------------------------------------------------------------------------------------------------------------------------

Per Share
Diluted earnings (loss)                              $ 1.23          $ .92         $ (.74)         $ .29          $ .28
Basic earnings (loss)                                  1.27            .93           (.74)           .29            .28
Dividends declared                                      .18            .02              -              -              -
Book value                                            11.49           9.98           8.60           8.56           9.58
Common stock price:
High                                                  18.25          10.04           7.79           7.22           7.41
Low                                                    8.63           6.94           5.25           5.44           4.79
Close                                                 16.50           9.00           7.12           5.72           5.44
---------------------------------------------------------------------------------------------------------------------------

At Year End (in millions)
Total assets                                        $ 247.1        $ 232.3        $ 214.1        $ 201.1        $ 193.7
Total loans                                           157.5          147.8          152.9          131.4          115.2
Other earning assets                                   78.4           71.2           47.8           52.1           58.0
Deposits                                              221.7          205.6          193.4          180.4          166.2
Borrowings                                              5.7           10.4            6.9            6.9           12.0
Shareholders' equity                                   18.8           15.6           13.3           13.2           14.8
---------------------------------------------------------------------------------------------------------------------------

Operating Ratios (in percent)
Return (loss) on average assets                         .86%           .65%          (.54)%          .24%           .22%
Return (loss) on average equity                       12.29           9.84          (8.37)          3.19           2.90
Equity % total assets (period end)                     7.61           6.71           6.20           6.57           7.63
Net interest spread (fully taxable equivalent)         3.30           3.34           3.35           3.72           3.90
Net interest margin (fully taxable equivalent)         3.80           3.78           3.71           3.95           4.00
Dividend payout ratio                                 13.78           2.43            -              -              -
---------------------------------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

1997 SUMMARY

Alliance Bancorp of New England, Inc. ("Alliance" or the "Company") earned a record $2.02 million ($1.23 per diluted share) for the year ended December 31, 1997. Net income increased by 40.3% from $1.44 million in 1996. As of year-end, Alliance had recorded seven consecutive quarters of increasing earnings.


1997 results benefited from improvements in all major areas of operations. Net interest income increased by 3.9%, total service charges and fees increased by 2.9%, and non-interest expense declined by 3.4%. Collectively, these improvements contributed $559 thousand to 1997 earnings, providing an increase of 42.3% over 1996 pre-tax earnings.


During the year, the Company realized securities gains totaling $961 thousand as a result of an ongoing restructuring of the investment portfolio. The gains offset losses of $148 thousand on foreclosed assets and a $782 thousand increase in tax expense. Certain foreclosed assets were written down to accelerate liquidation. Tax expense in 1996 included the benefit of a reduction in the valuation allowance on the deferred tax asset.


The Company reduced its nonperforming assets to 1.11% of total assets at year-end 1997, compared to 1.88% a year ago. The loan loss allowance increased by 5.3% to $3.0 million, providing 140.7% coverage of nonaccruing loans, compared to 84.3% a year earlier. Net loan charge-offs totaled $679 thousand in 1997, compared to $468 thousand in 1996, as a result of a reassessment of probable consumer loan losses. Total nonaccruing loans were reduced to $2.1 million at year-end 1997, compared to $3.4 million a year earlier.


Total assets at year-end 1997 were $247.1 million, 6.4% higher than a year earlier. Total loans grew by a similar 6.5%, while total deposits grew by 7.8%. Deposit growth resulted from time account promotions during the first half of the year, and from the introduction of a new money market account during the second half of the year. Loan growth was mostly during the second half of the year, and consisted primarily of commercial loan growth, along with originations of home equity loans.

Shareholders' equity increased 20.6% from a year earlier to $18.8 million at December 31, 1997, representing a book value per share of $11.49. At year-end, the equity to asset ratio stood at 7.61%, up from 6.71% a year earlier. The Company's capital remained in excess of all regulatory requirements. In addition to retained earnings, sources of equity growth included option exercises and unrealized securities gains, which together provided a $1.5 million increase in net worth.


On July 17, 1997 a 33.33% stock dividend was paid to shareholders, providing one additional share for each three shares held, as a result of a four-for-three stock split. Prior period earnings and book value per share have been restated for this change. Due to the effect of the stock split and a dividend increase in 1997, cash dividends paid to shareholders were 122% higher in the fourth quarter of 1997 than in the same period of the prior year. Prior period earnings per share were also restated for the adoption of Statement of Financial Accounting Standards #128.


On October 3, 1997, the Company completed formation of Alliance Bancorp of New England as the holding company for Tolland Bank (the "Bank"), in accordance with an Agreement and Plan of Reorganization adopted by the shareholders at the 1997 Annual Meeting. Under the plan, shareholders of the Bank became shareholders of the Company on a share for share basis. All existing Tolland Bank shares are treated the same as Alliance shares, with no need for shareholders to exchange them.

RESULTS OF OPERATIONS - 1997 VERSUS 1996

Net Interest Income - Fully Taxable Equivalent (FTE) Basis

(dollars in thousands)                                      Average Balance                      Rate (FTE Basis)
---------------------------------------------------------------------------------------------------------------------------
Years ended December 31                               1997          1996           1995       1997      1996     1995
---------------------------------------------------------------------------------------------------------------------------
Loans                                            $ 148,601     $ 150,636      $ 148,605       8.17%      8.20%   8.19%
Securities available for sale                       48,159        32,663         16,926       7.39       7.29    5.38
Securities held to maturity                         20,634        22,204         31,270       5.85       5.73    5.95
Other earning assets                                 5,618         4,876          1,897       5.70       5.43    5.17
---------------------------------------------------------------------------------------------------------------------------
   Total earning assets                            223,012       210,379        198,698       7.72       7.73    7.57
Other assets                                        10,965        11,744         13,460
---------------------------------------------------------------------------------------------------------------------------
   Total assets                                  $ 233,977     $ 222,123      $ 212,158
===========================================================================================================================
Interest bearing deposits                        $ 193,371     $ 182,379      $ 170,038       4.39       4.33    4.08
Borrowings                                           4,244         7,012         11,876       6.22       5.92    6.25
---------------------------------------------------------------------------------------------------------------------------
Interest bearing liabilities                       197,615       189,391        181,914       4.43       4.39    4.22
Other Liabilities                                   19,947        18,116         16,567
Shareholder's equity                                16,415        14,616         13,677
---------------------------------------------------------------------------------------------------------------------------
Total liabilities and equity                     $ 233,977     $ 222,123      $ 212,158
===========================================================================================================================
Net Interest Spread                                                                           3.30%      3.34%   3.35%
Net Interest Margin                                                                           3.80%      3.78%   3.71%

Note: The average balance of loans included nonaccruing loans and deferred costs. Also, the balance and yield on all securities is based on amortized cost and not on fair value.

Net Interest Income FTE (in thousands)                               1997                    1996                    1995
---------------------------------------------------------------------------------------------------------------------------
Loan interest                                                    $ 12,138                $ 12,347                $ 12,170
Securities available for sale(FTE)                                  3,561                   2,380                     911
Securities held to maturity                                         1,207                   1,272                   1,860
Other earning assets interest (FTE)                                   320                     265                      98
---------------------------------------------------------------------------------------------------------------------------
   Total interest income(FTE)                                      17,226                  16,264                  15,039
Total interest expense                                              8,751                   8,309                   7,675
---------------------------------------------------------------------------------------------------------------------------
   Net interest income (FTE)                                        8,475                   7,955                   7,364
Less tax equivalent adjustment                                       (515)                   (292)                      -
---------------------------------------------------------------------------------------------------------------------------
   Net interest income (Book)                                     $ 7,960                 $ 7,663                 $ 7,364
===========================================================================================================================

Net interest income on an FTE basis increased by $520 thousand (6.5%) in 1997 due to a $12.6 million (6.0%) increase in average earning assets and a $779 thousand (6.6%) decrease in average non-earning assets. The Company's average interest-bearing liabilities grew by $8.2 million (4.3%), while average shareholders' equity grew by $1.8 million (12.3%).

The above favorable shift in the balance of earning assets versus interest bearing liabilities produced a slight increase in the net interest margin to 3.80% in 1997 from 3.78% in 1996. This offset a decrease in the net interest spread to 3.30% in 1997 compared to 3.34% in the prior year. The narrowing of the interest spread was primarily due to a 4 basis point increase in the cost of interest bearing liabilities as a result of higher rates paid on deposits to promote growth during the year. This rate increase resulted in a $112 thousand increase in deposit interest expense in 1997 over 1996. Most of the remaining $442 thousand increase in interest expense, and the $962 thousand increase in interest income, was due to higher average balances rather than due to rate changes.

Approximately 51.7% of the Company's loan growth was booked in the last month of the year due to scheduled closings of loan applications which had been originated earlier in the year. Average loans declined by $2.0 million (1.4%) for the year, and consequently the net interest margin declined throughout the year. The earnings impact of the loan growth in the last month was generally not reflected in the above statistics, and will contribute to earnings in future periods. Conversely, securities contributed most of the growth in average earning assets, even though they were lower at year-end 1997 compared to 1996. The growth in average securities reflected the initiation of a new investment strategy in mid-year 1996 and the first full year results in 1997.

Provision for Loan Losses

The provision for loan losses is made to establish the allowance for loan losses at a level estimated to be adequate by management and the Board. The provision for loan losses in 1997 totaled $829 thousand, compared to $978 thousand in 1996. The loan loss allowance increased to $3.00 million at year-end 1997, compared to $2.85 million at year-end 1996. Please see the later discussion on the Allowance for Loan Losses and the Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements.

Non-Interest Income

Years ended December 31 (in thousands)                        1997              1996           Change                 %
---------------------------------------------------------------------------------------------------------------------------
Loan related income                                          $ 453             $ 412             $ 41               9.8%
Deposit related income                                         528               510               18               3.6
Miscellaneous charges and other income                         167               193              (26)            (13.5)
---------------------------------------------------------------------------------------------------------------------------
   Total service charges and fees                            1,148             1,115               33               2.9
Gross gains on securities                                      961                12              949               -
Gross losses on securities                                       -               (52)              52               -
---------------------------------------------------------------------------------------------------------------------------
   Net gains (losses) on securities                            961               (40)           1,001               -
Gross gains on assets                                           31               341             (310)            (90.7)
Gross losses on assets                                        (179)             (141)             (38)             27.4
---------------------------------------------------------------------------------------------------------------------------
   Net gains (losses) on assets                               (148)              200             (348)           (173.7)
---------------------------------------------------------------------------------------------------------------------------
         Total non-interest income                         $ 1,961            $1,275            $ 686              53.8
===========================================================================================================================

Total service charges and fees increased by $33 thousand (2.9%) due to increases in both loan and deposit related service charges, including originations fees on residential mortgages. During the year, the Company introduced several fee based services, including life insurance product sales, business PC banking and telephone bill payment. Additionally, the new money market account includes a monthly service fee. The Company recorded $961 thousand in gains on investment securities as a result of ongoing portfolio restructuring in order to balance the duration and increase the diversification of the investment portfolio. The net loss on assets in 1997 was due to losses on foreclosed assets; the Company had recorded a net gain on assets in 1996 primarily due to the sale of foreclosed assets.

Non-Interest Expense

Years ended December 31 (in thousands)                       1997              1996           Change                 %
---------------------------------------------------------------------------------------------------------------------------
Staff                                                     $ 3,199           $ 3,253            $ (54)              (1.7)%
Occupancy                                                     586               597              (11)              (1.8)
Equipment                                                     283               285               (2)               (.5)
Data processing services                                      620               476              144               30.2
FDIC insurance                                                 87                57               30               53.1
Office and other insurance                                    466               452               14                3.1
Other                                                       1,082               971              111               11.4
---------------------------------------------------------------------------------------------------------------------------
   Subtotal - non-interest expense
   before problem asset related expenses                    6,323             6,091              232                3.8
   Problem asset related expense                               88               549             (461)             (84.0)
---------------------------------------------------------------------------------------------------------------------------
         Total non-interest expense                       $ 6,411           $ 6,640           $ (229)              (3.4)
===========================================================================================================================

Total non-interest expense decreased by $229 thousand (3.4%) in 1997. Problem asset related expense decreased by $461 thousand (84.0%), offsetting a $232 thousand (3.8%) increase in total non-interest expense before problem asset related expense. The Company recorded higher problem asset related expense in 1996 in relation to actions taken to accelerate the resolution of problem assets and delinquent loan situations. This expense decreased in 1997 as a result of these resolutions, and included the benefit of recoveries of previously charged expenses on the liquidation of certain problem assets.

Total non-interest expense before problem asset related expense benefited from decreases in staff expense, occupancy, and equipment expense, reflecting ongoing expense controls. Staff expense also benefited from a $216 thousand increase in salary deferrals related to higher loan originations activities, and an increase in the deferral rates based on updated analyses of originations costs. Additionally, staff expense in 1996 included $272 thousand in one-time charges related to an agreement described in the Commitments and Contingencies note to the financial statements. All other operating non-interest expenses increased by $299 thousand (15.3%). Contributing to this increase were increases in data processing expenses ($144 thousand due to higher charges under a service bureau contract), marketing costs ($50 thousand due to loan promotions), consulting fees ($49 thousand due to higher loan originations) and FDIC premiums ($30 thousand due to the FDIC recapitalization).


Income Tax Expense

The Company recorded a $782 thousand increase in income tax expense in 1997. In 1996, the Company recorded a $118 thousand income tax net benefit, primarily due to a $554 thousand reduction in the valuation allowance on the deferred tax asset related to the restoration of taxable earnings in 1996, along with the resolution of problem assets. In 1997, total income tax expense of $664 thousand reflected a 24.8% effective tax rate. This tax rate included benefits of $237 thousand related to the federal dividend received deduction on investment income and $150 thousand due to the reduction and elimination of the valuation allowance on the deferred tax asset (except for a balance of $85 thousand related to the tax effect of the net unamortized loss on securities held to maturity). The Company's net deferred tax asset (net of deferred tax liabilities) was $73 thousand at year-end 1997. Management believes that it is more likely than not that the net deferred tax asset is realizable.


FINANCIAL CONDITION - FISCAL YEAR-END 1997 VERSUS 1996

Securities

Securities balances declined nominally in 1997, with available for sale (AFS) securities down $1.7 million (3.7%) and held to maturity (HTM) securities down $741 thousand (3.6%). There were no purchases or sales of HTM securities. The primary component of HTM securities is U.S. agency mortgage-backed securities, which consist principally of planned amortization class collateralized mortgage obligations.

While period-end AFS security balances were down slightly, average balances increased $15.5 million (47.4%), primarily reflecting purchases of U.S. agency securities and preferred equity securities in the second and third quarters of 1996. During 1997, the Company sold and purchased AFS securities in amounts of $16.7 million and $23.6 million, respectively. This activity was part of an ongoing program to lengthen the duration and increase the diversification of this portfolio. At year-end 1997, the AFS security portfolio included $24.6 million in debt securities and $18.3 million in marketable equity securities. The debt securities included callable U.S. agency securities and structured agency securities, consisting primarily of deleveraged notes. Marketable equity securities included preferred stock (primarily national financial institutions) and common equity (primarily utilities). All of the Bank's marketable debt and equity securities were rated in one of the top three rating categories by at least one rating agency, except for common equities totaling $2.45 million which were in the fourth highest rating category.

The Company recorded total gains of $961 thousand on the sale of AFS securities in 1997. The unrealized gain on AFS securities was $1.4 million at year-end 1997, compared to $243 thousand a year earlier, and the average FTE yield on this portfolio increased to 7.39% in 1997 from 7.29% in 1996.

Lending Activities

 December 31 ($ in millions)               1997               1996              1995              1994              1993
 ---------------------------------------------------------------------------------------------------------------------------
 Residential mortgages               $ 39.3    25.0%    $ 41.7   28.2%    $ 44.0   28.8%    $ 44.6  33.9%     $ 42.1   36.5%
 Commercial mortgages                  45.5    28.9       40.5   27.4       40.7   26.6       37.2  28.3        38.0   33.0
 Other commercial loans                18.3    11.6       15.3   10.4       18.8   12.3       20.0  15.2        13.7   11.9
 Consumer loans                        29.5    18.7       26.1   17.7       22.4   14.7       23.6  18.0        21.4   18.6
 ---------------------------------------------------------------------------------------------------------------------------
    Total regular loans               132.6    84.2      123.6   83.7      125.9   82.4      125.4  95.4       115.2  100.0
 Government guaranteed loans           24.9    15.8       24.2   16.3       27.0   17.6        6.0   4.6         -      -
 ---------------------------------------------------------------------------------------------------------------------------
    Total loans                     $ 157.5   100.0    $ 147.8  100.0    $ 152.9  100.0    $ 131.4  100.0    $ 115.2  100.0
 ===========================================================================================================================

Total loans increased by $9.6 million (6.5%) during 1997, primarily in commercial mortgages and loans ($8.0 million) and consumer loans ($3.4 million). Commercial loan growth reflected a higher level of originations activity in 1997. Consumer loan growth was due to ongoing promotions of home equity loans and lines of credit. While residential mortgage originations were nearly unchanged from the prior year, the majority of new mortgages were sold to the secondary market, and regular amortization and prepayments contributed to a $2.4 million decrease in residential mortgage outstandings. Government guaranteed loans were purchased in the secondary market and are 100% guaranteed by either the Small Business Administration (SBA) or the U.S. Department of Agriculture
(USDA). These are business term loans and mortgages, and are primarily loan certificates registered with and serviced by a national servicing corporation.

Nonperforming Assets

December 31 (dollars in millions)              1997             1996             1995             1994            1993
---------------------------------------------------------------------------------------------------------------------------
Nonaccruing loans                            $ 2.1            $ 3.4            $ 4.4            $ 0.7           $ 1.1
Foreclosed assets                              0.6              1.0              2.0              5.4             9.8
---------------------------------------------------------------------------------------------------------------------------
   Total nonperforming assets                $ 2.7            $ 4.4            $ 6.4            $ 6.1          $ 10.9
===========================================================================================================================
   Nonperforming assets as a                   1.1%             1.9%             3.0%             3.0%            5.7%
   percentage of total assets


Total nonperforming assets decreased by $1.7 million (38.6%) to $2.7 million, or 1.1% of total assets at year-end 1997. The largest nonperforming assets at year-end were two nonaccruing loans: a $1.0 million secured commercial loan and a $424 thousand commercial mortgage in foreclosure. Accruing loans delinquent more than 30 days decreased by $1.4 million (50.3%) to $1.4 million during 1997; the largest such loan was a $225 thousand real estate secured commercial loan. At year-end 1997, loans more than ninety days past due and still accruing interest totaled $86 thousand. Also, at that date, accruing loans included $1.5 million of classified and/or impaired loans with a potential to become nonperforming based on identified credit weaknesses.



Allowance for Loan Losses

December 31 (in thousands)                               1997           1996           1995           1994          1993
---------------------------------------------------------------------------------------------------------------------------
Beginning balance                                     $ 2,850        $ 2,340        $ 2,090        $ 2,070       $ 2,100
Charge-offs:
   Residential mortgages                                 (108)           (74)          (102)          (177)           (6)
   Consumer                                              (366)          (273)          (252)          (251)         (230)
   Commercial                                            (294)          (220)        (1,438)          (288)         (106)
---------------------------------------------------------------------------------------------------------------------------
         Total Charge-offs                               (768)          (567)        (1,792)          (716)         (342)
---------------------------------------------------------------------------------------------------------------------------
Recoveries:
   Residential mortgages                                   11             12              8              1             -
   Consumer                                                45             61             53             89            96
   Commercial                                              33             26              6              7            25
---------------------------------------------------------------------------------------------------------------------------
         Total Recoveries                                  89             99             67             97           121
---------------------------------------------------------------------------------------------------------------------------
Net Charge-offs                                          (679)          (468)        (1,725)          (619)         (221)
Provision for losses                                      829            978          1,975            639           191
---------------------------------------------------------------------------------------------------------------------------
         Ending balance                               $ 3,000        $ 2,850        $ 2,340        $ 2,090       $ 2,070
===========================================================================================================================


In allocating the allowance for loan losses, amounts allocated to the individual categories of loans include (1) allowances for specific impaired loans, (2) an allocation of remaining allowance amounts based on the experience of management and the Bank, (3) the overall risk characteristics of the individual loan category and (4) the current economic conditions that could affect the individual loan categories.




December 31 ($ in thousands)                 1997             1996              1995             1994              1993
---------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses by type of loan:
   Residential mortgage                 $ 202    6.7%    $ 304    10.7%    $ 173     7.4%   $ 118     5.6%     $ 96     4.6%
   Consumer                               399   13.3       416    14.6       276    11.8      300    14.4       371    17.9
   Commercial                           1,749   58.3     1,860    65.3     1,743    74.5    1,481    70.9     1,415    68.4
   Unallocated                            650   21.7       270     9.4       148     6.3      191     9.1       188     9.1
---------------------------------------------------------------------------------------------------------------------------
         Total                        $ 3,000  100.0   $ 2,850   100.0   $ 2,340   100.0  $ 2,090   100.0   $ 2,070   100.0
===========================================================================================================================


Management increased the allowance by $150 thousand in 1997; the increase was in the unallocated portion of the allowance as a general reserve. Allocated portions of the allowance decreased due to lower nonperforming assets, but management increased the overall allowance based on loan growth and based on the age of the current economic cycle. The ratio of the allowance to regular loans was 2.26% at year-end 1997, down slightly from 2.33% a year earlier due to loan growth during the year. No reserves are assigned to Government guaranteed loans, which are 100% backed by U.S. agency guarantees. The allowance measured 141% of total nonaccruing loans at December 31, 1997, an increase compared to 84% at the prior year-end. The year-end allowance was equal to 442% of 1997 net loan charge-offs, compared to 609% at year-end 1996.

Net loan charge-offs increased by $211 thousand (45.1%) to $679 thousand in 1997. The net charge-off rate measured 0.46% of average loans outstanding, compared to 0.31% in 1996. The charge-off rate increased in all three categories (residential, consumer, and commercial), but the primary increase was in consumer loans, which registered a $109 thousand increase in net charge-offs, with the loss rate increasing to 1.21% from 0.84%. Residential and commercial losses remained within the general range for several previous years, but the consumer loss rate was the highest in five years. These losses were due to a decision by management to charge-off the full balance of delinquent mobile home loans after 150 days delinquency. The mobile home loan portfolio is seasoned about ten years, but collateral values have not recovered as local economic conditions have improved. As a result of these actions, total nonaccruing consumer loans declined to only $69 thousand at year-end 1997, compared to $424 thousand at the prior year-end.


Net charge-offs as a percentage of
average loans by type:                                1997           1996           1995           1994           1993
---------------------------------------------------------------------------------------------------------------------------
   Residential mortgage                               0.24%          0.15%          0.21%          0.42%          0.01%
   Consumer                                           1.21           0.84           0.88           0.77           0.52
   Commercial                                         0.46           0.34           1.77           0.50           0.15
         Total                                        0.46           0.31           1.16           0.52           0.18
Allowance as a percentage of
outstanding loans by type:
   Residential mortgage                               0.51%          0.75%          0.39%          0.26%          0.23%
   Consumer                                           1.35           1.59           1.23           1.29           1.76
   Commercial                                         2.74           3.33           2.93           2.35           2.74
   Unallocated                                          -              -              -              -              -
   Subtotal Regular Loans                             2.26           2.33           1.86           1.67           1.80
   SBA guaranteed certificates                          -              -              -              -              -
         Total                                        1.91           1.95           1.53           1.59           1.80


Deposits and Borrowings

December 31 (dollars in millions)                                   1997                     1996              % change
---------------------------------------------------------------------------------------------------------------------------
Demand deposits                                                  $ 21.9                    $ 19.7                 11.2%
NOW deposits                                                       22.3                      20.5                  8.8
Money market deposits                                              15.4                       6.5                136.9
Savings deposits                                                   34.7                      38.1                 (8.9)
Time deposits < $100 thousand                                      112.2                     105.4                  6.5
Time deposits > $100 thousand                                      15.2                      15.4                 (1.3)
---------------------------------------------------------------------------------------------------------------------------
   Total deposits                                               $ 221.7                   $ 205.6                  7.8
===========================================================================================================================
Personal                                                        $ 190.4                   $ 173.9                  9.5
Commercial                                                         25.9                      26.0                  (.4)
Municipal                                                           5.4                       5.7                 (5.3)
---------------------------------------------------------------------------------------------------------------------------
   Total deposits                                               $ 221.7                   $ 205.6                  7.8%
===========================================================================================================================


Total deposits increased by $16.1 million (7.8%) at year-end 1997 compared to a year earlier. All major categories of deposits increased except savings accounts, which declined by 8.9%. Time deposits increased by $6.6 million due to regular promotions of accounts primarily in the one to three year maturities. In the second half of the year, the Company introduced a new money market savings account with tiered interest rates approaching the yield on mutual funds for the highest balance accounts. Total money market accounts increased by $8.9 million due to the introduction of this product. Total borrowings decreased by $4.7 million (44.8%) in 1997. Deposit and equity growth exceeded the growth rate of loans and investments, with the result that short term borrowings were paid down and excess funds were invested in short term investments.

Time deposits greater than or equal to $100 thousand maturing within one year were comprised of $3 million maturing within three months, $3 million maturing after three months but within six months, and $3 million maturing after six months at year-end 1997. Time deposits greater than or equal to $100 thousand maturing after one year totaled $6 million at year-end 1997.

Interest Rate Sensitivity

The following table presents a breakdown of the Company's interest rate sensitive assets and liabilities on December 31, 1997 by specific time frames and cumulatively. Balances of fixed rate assets are reported by their expected prepayment schedules or by their expected remaining lives taking into account call provisions. These estimates are provided by a correspondent bank and are based on market estimates. Balances of deposit liabilities without a contractual maturity date are reported by their repricing characteristics. These repricing characteristics are determined by Management in accordance with an analysis of the market sensitivity of specific deposit product types.

                                                                  Total
Interest Rate Sensitivity - Repricing Horizon                    Within                       1-5               Over 5
(dollars in millions)                                          One Year                     Years                Years
---------------------------------------------------------------------------------------------------------------------------
December 31, 1997
Earning Assets:
   Loans                                                           $ 99                     $ 19                  $ 39
   Securities available for sale                                     22                       10                    12
   Securities held to maturity                                        5                       14                     1
   Other assets                                                      15                        -                     -
---------------------------------------------------------------------------------------------------------------------------
         Total earning assets                                     $ 141                     $ 43                  $ 52
===========================================================================================================================
Funds Supporting Earning Assets:
   NOW deposits                                                    $ 15                      $ 7                   $ -
   Savings & Money Market                                            26                       25                     -
   Time deposits < $100,000                                          69                       43                     -
   Time deposits > $100,000                                           9                        6                     -
   Borrowings                                                         2                        4                     -
   Non-interest bearing funds                                         -                        -                    30
---------------------------------------------------------------------------------------------------------------------------
         Total funds supporting earning assets                    $ 121                     $ 85                  $ 30
===========================================================================================================================
December 31, 1997
---------------------------------------------------------------------------------------------------------------------------
   Gap for period                                                  $ 20                    $ (42)                 $ 22
   Cumulative gap                                                    20                      (22)                    -
   Cumulative gap as percent of total earning assets                 (9)%                    (11)%                   -
December 31, 1996
---------------------------------------------------------------------------------------------------------------------------
   Cumulative gap                                                  $ 16                    $ (17)                    -
   Cumulative gap as percent of total earning assets                  7%                      (8)%                   -


The Company's Asset Liability Committee (ALCO) meets weekly to manage net interest income and its sensitivity to interest rates. ALCO reports are reviewed by the Board monthly. ALCO monitors risk and establishes long term strategies. ALCO also manages the interest rates and other pricing features of the Company's products.

At December 31, 1997, the Company had a positive twelve month gap of $20 million, which was up from $16 million at the previous year-end. The gap increased due to growth in time deposits with a maturity over one year. This growth was invested in part in short term assets, in anticipation of further growth in loans in 1998. Time deposit growth also was invested in common equity securities which are included with assets maturing over five years. The Company generally targets a one year gap that is near break-even or slightly positive. This provides protection to net interest income in case interest rates increase. With interest rates near record lows in recent years, the Company's priority has been to protect against increases rather than decreases in interest rates. Due to the positive one year gap, the Company benefited from the .25% increase in the prime interest rate on March 27, 1997. Most of the Company's variable rate loans are based on the prime rate. The prime rate remained at 8.50% for the rest of 1997, despite a decrease in interest rates at year-end 1997 to levels below those prevailing a year earlier. The cumulative five year gap at year-end 1997 was ($22) million compared to ($17) million a year earlier. This liability sensitivity increased due to the previously mentioned growth in equity investments funded by time deposit growth.

Liquidity And Cash Flows

The Company's primary source of funds is dividends form the Bank and its primary use of funds is dividends to shareholders. Dividends from the Bank are primarily paid from current period cash earnings of the Bank, and secondarily from other liquid assets of the Bank. Dividends from the Bank to the Company are subject to restrictions as is further described in the Shareholder's Equity note to the consolidated financial statements.

Liquidity is also needed by the Bank to fund loan originations and the use of credit commitments, along with deposit withdrawals and maturing borrowings. The Bank manages its day-to-day liquidity by maintaining short term investments and/or utilizing short term borrowings. In addition to its FHLBB relationship, the Bank maintains $8.8 million in credit facilities for short term borrowings and repurchase agreements. Over the year, loan originations and asset purchases are funded by amortization of loans and investments, as well as by deposit growth and FHLBB borrowings. In 1997, the primary use of funds was the origination of loans and the primary source of funds was growth in time and money market deposits. In the event of additional funds needs, the Bank could choose to liquidate short term investments or to obtain funds from the investment portfolio either by selling securities available for sale or obtaining loans backed by investment securities. Additionally, the portfolio of Government guaranteed loan certificates represents a readily marketable pool of assets.

Capital Resources

Capital ratios for the Company and the Bank were in excess of all applicable regulatory requirements for all periods presented. Total shareholders' equity increased by $3.2 million (20.6%) in 1997 due to improved earnings, to unrealized gains on the market value of securities, and to the exercise of stock options. The Company increased the quarterly cash dividend to four cents per share from two cents per share in the first quarter of 1997, and then effectively to five cents per share as a result of the stock split in the second quarter.

Impact of New Accounting Standards

Certain new accounting standards apply to future period reporting, as is more fully discussed in the Recent Accounting Developments section of the Summary of Significant Accounting Policies in the notes to the Consolidated Financial Statements.

Year 2000 Considerations

The Company has established a Year 2000 project plan to address systems and facilities changes necessary to properly recognize dates after 1999, and has assigned implementation responsibilities and has established management and Board reporting processes. All of the Company's significant financial accounting systems are provided under contract with major national banking systems providers which are progressing under their own Year 2000 plans. Most significant systems changes are scheduled to be completed by December 31, 1998. The Company's plan follows the following five step approach required by its regulators: Assessment, Modification, Verification, Implementation, and Client Testing. The Company has completed the Assessment phase and is currently working with its vendors on the Modification phase. The Company has arranged for temporary consulting help and has purchased diagnostic software to assist with this project. The Company's project also addresses its other suppliers, customers, and other constituents. The costs of the project, which are not expected to be significant, and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. The primary uncertainty facing the Company is the ability of third party systems providers to identify and modify software as planned. Specific factors that might cause material differences from plans include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.


COMPARISON OF 1996 AND 1995

The Company earned $1.44 million ($.92 per diluted share) for the year ended December 31, 1996. This compared to a loss of $1.15 million ($.74 per diluted share) in 1995, which reflected significant write-downs and reserves on problem assets. The Company also made significant progress in reducing nonperforming assets during 1996 to $4.4 million from $6.4 million, representing 1.9% of total assets by year-end 1996.

The increased earnings in 1996 resulted largely from the Company's strategy of increasing its asset size and its volume of business, while minimizing increases in expenses. On a fully taxable equivalent (FTE) basis, 1996 earnings included an 8.0% increase in net interest income and a 10.9% increase in service charge and fee income, while non-interest expense increased by only 0.9%. Additionally, the Company recognized an income tax benefit of $118 thousand for the year. This benefit was primarily related to a reduction of $554 thousand in the valuation allowance on the Company's deferred tax asset due to the restoration of profitability, and to the resolution of problem assets.

In the fourth quarter of 1996, the Company reinstated a quarterly cash dividend, which had been suspended in 1990. The Company declared a quarterly dividend of three cents per share following the close of the third quarter of 1996. The Company's capital increased by $2.3 million (17.4%) during the year, due to retained earnings and a reduction in the unrealized loss on the market value of securities. Year-end 1996 equity measured 6.7% of assets and the Company exceeded all regulatory capital requirements. Book value per share increased to $9.98 at December 31, 1996 from $8.60 at the previous year-end.

Total assets were $232.3 million at December 31, 1996, representing an 8.5% increase from the previous year-end. Total loans decreased by 4.2% due primarily to paydowns and to the resolution of problem assets. Total deposits increased by 6.3% due largely to growth in checking accounts and time deposits. Funds from deposit growth and problem asset resolutions were primarily invested in investment securities during the year.

Net loan charge-offs totaled $468 thousand in 1996, measuring about .31% of total average loans. The loan loss allowance increased to $2.85 million at December 31, 1996, measuring 1.95% of total loans, compared to $2.34 million at year end 1995. The loan loss provision declined to $978 thousand in 1996, compared to $1.975 million in the previous year. Additionally, the Company realized a net gain on assets of $200 thousand in 1996, primarily from the sale of foreclosed land. Total loans nonaccruing and/or delinquent ninety days or more at year-end 1996 included $1.5 million which was paid off in January, 1997. Net of this amount, these loans totaled $3.7 million, which was down from $4.5 million at the previous year-end.

Quarterly earnings comparisons improved in each successive quarter from $302 thousand in the first quarter to $420 thousand in the fourth quarter. During the fourth quarter, the Company recognized an income tax net benefit of $451 thousand, related primarily to the reduction in the valuation allowance on the deferred tax asset, discussed above. For the fourth quarter, before taxes, the Company recorded a loss of $31 thousand. Contributing to this result was a charge of $132 thousand on the writedown of foreclosed assets, problem asset related expenses totaling $226 thousand, and a similar amount of one time operating accruals.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

A table of market risk sensitive instruments is included in the Supplementary Financial Data section. For loans, securities and liabilities with contractual maturities, this table presents projected principal cash flows and related weighted-average interest rates by contractual maturities. Additionally reflected is the Company's historical experience of the impact of interest rate fluctuations on the prepayment of residential mortgages, consumer loans, commercial loans and mortgage-backed securities. Projected principal cash flows and prepayment assumptions utilized as a percentage of outstanding balances at year-end 1997 were 15% for residential mortgages, 21% for consumer loans and 17% for commercial loans. Principal cash flows for mortgage backed securities were determined based on market prepayment speeds ("PSAs") at year-end 1997. Equity securities are reported as variable rate instruments with maturities of greater than five years, except for callable equities which are reported by the next call date. Time deposits and borrowings are presented based on contractual maturities and weighted-average interest rates. For core deposits (e.g., checking, savings and money market deposits) that have no contractual maturity, the table presents principal cash flows and related weighted-average interest rates based on the Company's historical experience and management's judgement concerning expected customer withdrawal behavior. The Company utilized decay rate assumptions of 9% for savings accounts, 2% for checking accounts and 7% for money market deposit accounts in the one year or less category. Expectations regarding originations, prepayments and customer behavior are reviewed during the Company's budget preparation process and approved by the Asset/Liability Committee and the Board.

The table shows that the total fair values of market sensitive assets and liabilities at December 31, 1997 differed from book value by less than 1%. Market risk sensitive assets are spread among several categories of loans and investments; variable interest rate commercial loans were the largest category, totaling $61 million (28.0% of total market risk sensitive assets). Market risk sensitive liabilities were primarily concentrated in time deposits, which totaled $127 million (55.9% of total market risk sensitive liabilities).

Qualitative Disclosures About Market Risk

On a quarterly basis, management analyzes the sensitivity of net income and net worth to changes in interest rates and the Board reviews reports of the status of this sensitivity in comparison to approved internal guidelines. Quarterly reviews of market risk sensitivity are conducted in conjunction with reviews of the interest rate repricing horizon as previously described. Management and the Board manage market risk exposures based on an evaluation of changes in the composition of assets and liabilities, and management's plans for originating and promoting market risk sensitive instruments. Through weekly meetings of its Asset/Liability Committee, management is constantly adjusting its products, prices, and promotions to achieve all Asset/Liability objectives, including the management of interest rate sensitivity. Strategies utilized include changing the mix of new loan and deposit originations, establishing repricing targets for assets and liabilities which are repricing or maturing, and adjusting the level and mix of short term investments, securities available for sale, borrowings, and the potential utilization of hedging instruments. Because most market sensitive instruments are contracted with local customers in the context of multiple service relationships, and recognizing the generally level volume of annual sensitivity of existing instruments, management believes that it has the flexibility and capability to consider and successfully implement a variety of strategies in the normal course of business.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY
         ---------------------------------------------------
         DATA--SEE EXHIBIT 99
         --------------------

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------
None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

Incorporated by reference from Alliance's Proxy Statement for the 1998 Annual Meeting of the Shareholders to be filed with the Securities and Exchange Commission.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

Incorporated by reference from Alliance's Proxy Statement for the 1998 Annual Meeting of the Shareholders to be filed with the Securities and Exchange Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

Incorporated by reference from Alliance's Proxy Statement for the 1998 Annual Meeting of the Shareholders to be filed with the Securities and Exchange Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

Incorporated by reference from Alliance's Proxy Statement for the 1998 Annual Meeting of the Shareholders to be filed with the Securities and Exchange Commission.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
------------------------------------------------------------------------

(a) All schedules have been omitted as the required information is either included herein or in the Proxy Statement, or is inapplicable.

(b)  Reports on Form 8-K

     On December 5, 1997, the Company filed on Form 8-K, reporting, under Items 1 and 2, the Bank's Form F-4 filed with the FDIC.

(c)  Exhibit Index

The exhibits listed below are included in this report or are incorporated herein by reference to the identified document previously filed with the Securities and Exchange Commission as set forth parenthetically.

     3(i) Certificate of Incorporation of Registrant (Exhibit 99.1 to the Registration Statement on Form 8-A filed September 23, 1997).

     3(ii) Bylaws of Registrant (Exhibit 99.2 to the Registration Statement on Form 8-A filed September 23, 1997).

     10(i) Change in Control Agreement between Tolland Bank and Joseph H. Rossi, dated January 5, 1996.

     10(ii) 1997 Stock Incentive Plan for Directors, Officers and Key employees
            (Exhibit 4.3 to the Registration Statement on Form S-8 filed November 6, 1997).

     10(iii)Supplemental Executive Retirement Plan and Agreement between
            Tolland Bank and Joseph H. Rossi, dated December 16, 1996.

     10(iv) Directors' Deferred Compensation Plan.

     10(v)  Tolland Bank 1997 Employee Stock Purchase Plan.

     10(vi) Cash Bonus Plan.

     21.    Subsidiaries of Registrant.

     23.    Independent Auditors' Consent

     27.    Financial Data Schedule.

     99.    Consolidated Financial Statements of the Registrant.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 12, 1998.

ALLIANCE BANCORP OF NEW ENGLAND, INC.
by

/s/ Joseph H. Rossi
----------------------
Joseph H. Rossi
President/CEO


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors and officers on behalf of the Company on February 12, 1998:


/s/ Dr. Howard G. Abbott                         /s/ Thomas S. Moore
------------------------------                   ------------------------------
Dr. Howard G. Abbott                                 Thomas S. Moore
Director                                             Director


/s/ Lawrence J. Becker                           /s/ Douglas J. Moser
------------------------------                   ------------------------------
Lawrence J. Becker                                   Douglas J. Moser
Director                                             Director


/s/ Robert C. Boardman                           /s/ Kenneth R. Peterson
------------------------------                   ------------------------------
Robert C. Boardman                                   Kenneth R. Peterson
Director                                             Director


/s/ Theresa L. Dansky
------------------------------
Theresa L. Dansky                                    Francis J. Prichard
Director                                             Chairman


/s/ William E. Dowty, Jr.                        /s/ Joseph H. Rossi
------------------------------                   ------------------------------
William E. Dowty, Jr.                            Joseph H. Rossi
Director                                         Director/President/CEO


/s/ D. Anthony Guglielmo                         /s/ David H. Gonci
------------------------------                   ------------------------------
D. Anthony Guglielmo                             David H. Gonci
Vice Chairman                                    Vice President/Chief Financial
                                                 Officer/Treasurer