Form 10-Q
period 1998-03-31
ALLIANCE BANCORP OF NEW ENGLAND INC
filed 1998-05-15
CIK 1046002

FORM 10-Q
-------------------------------------------------------------------------------

United States Securities and Exchange Commission
Washington, DC 20549
Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 1998
Commission File Number 001-13405

ALLIANCE BANCORP OF NEW ENGLAND, INC.

Incorporated in the State of Delaware
IRS Employer Identification Number 06-1495617
Address and Telephone:
         348 Hartford Turnpike, Vernon, Connecticut 06066, (860) 875-2500

Securities registered pursuant to Section 12(b) of the Act: Common Stock -- $.01 par value, which is registered on the American Stock Exchange.

Alliance Bancorp of New England (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

As of May 10, 1998, Alliance Bancorp of New England had 1,661,794 shares of common stock outstanding.

TABLE OF CONTENTS                                                          Page

Table      Consolidated Selected Financial Data...............................2
Part I     Financial Information..............................................3
Item 1     Financial Statements
               Consolidated Balance Sheets....................................3
               Consolidated Income Statements.................................4
               Consolidated Statements of Changes in Shareholders' Equity.....5
               Consolidated Statements of Cash Flows..........................6
               Notes to Consolidated Financial Statements.....................7
Item 2     Management's Discussion and Analysis
               of Financial Condition and Results of Operations..............10
               Special Note Regarding Forward-Looking Statements.............10
Item 3     Quantitative and Qualitative Disclosures About Market Risk........13
Part II    Other Information.................................................13
Table      Average Balance Sheet and Interest Rates .........................14
Signatures     ..............................................................15

                      Alliance Bancorp of New England, Inc.
                      Consolidated Selected Financial Data


                                                                     March 31,
                                                            -------------------------
                                                             1998              1997
-------------------------------------------------------------------------------------

For the Quarter (in thousands)
Net interest income                                       $ 2,088           $ 1,961
Provision for loan losses                                     145                74
Service charges and fees                                      247               260
Net gain on securities                                        435                 -
Net gain on assets                                              -                 -
Non-interest expense                                        1,744             1,577
Income before income taxes                                    881               570
Income tax expense                                            279               120
Net income                                                  $ 602             $ 450
-------------------------------------------------------------------------------------

Per Share
Basic earnings                                              $ .36             $ .29
Diluted earnings                                              .35               .28
Dividends declared                                            .05               .04
Book value                                                  11.86             10.22
Common stock price:
High                                                        21.38             12.09
Low                                                         16.38              8.63
Close                                                       21.00             10.69
-------------------------------------------------------------------------------------

At Quarter End (in millions)
Total assets                                              $ 247.3           $ 237.3
Total loans                                                 158.4             146.2
Other earning assets                                         78.4              78.4
Deposits                                                    220.7             208.7
Borrowings                                                    5.7              11.9
Shareholders' equity                                         19.7              16.0
-------------------------------------------------------------------------------------

Operating Ratios (in percent)
Return on average assets                                     1.00%              .80%
Return on average equity                                    13.13             11.40
Equity % total assets (period end)                           7.97              6.73
Net interest spread (fully taxable equivalent)               3.26              3.44
Net interest margin (fully taxable equivalent)               3.83              3.90
Dividend payout ratio                                       13.79             12.89
-------------------------------------------------------------------------------------


                      Alliance Bancorp of New England, Inc.
                           Consolidated Balance Sheets


(in thousands except share data)                                      March 31,         December 31,
                                                                         1998                 1997
--------------------------------------------------------------------------------------------------------
Assets
     Cash and due from banks                                      $     5,961          $     6,652
     Short-term investments                                            19,980               14,765
--------------------------------------------------------------------------------------------------------
         Total cash and cash equivalents                               25,941               21,417

      Securities available for sale (at fair value)                    39,107               43,729

      Securities held to maturity                                      19,331               19,949

     Residential mortgage loans                                        40,766               39,319
     Commercial mortgage loans                                         46,001               45,511
     Other commercial loans                                            20,235               18,270
     Consumer loans                                                    29,712               29,504
     Government guaranteed loans                                       21,668               24,846
--------------------------------------------------------------------------------------------------------
         Total loans                                                  158,382              157,450
     Less: Allowance for loan losses                                   (3,100)              (3,000)
--------------------------------------------------------------------------------------------------------
         Net loans                                                    155,282              154,450

     Premises and equipment, net                                        4,086                4,151
     Foreclosed assets, net                                               769                  617
     Other assets                                                       2,821                2,816
--------------------------------------------------------------------------------------------------------
         Total assets                                            $    247,337         $    247,129
--------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity
     Demand deposits                                             $     20,268         $     21,918
     NOW deposits                                                      20,430               22,260
     Money market deposits                                             18,715               15,447
     Savings deposits                                                  34,333               34,677
     Time deposits                                                    126,977              127,431
--------------------------------------------------------------------------------------------------------
         Total deposits                                               220,723              221,733

     Borrowings                                                         5,708                5,739
     Other liabilities                                                  1,197                  854
--------------------------------------------------------------------------------------------------------
         Total liabilities                                            227,628              228,326

     Preferred stock, ( $.01 par value; 100,000 shares                      -                    -
         authorized, none issued)
     Common stock, ($.01 par value; authorized 4,000,000
         shares; issued and outstanding 1,661,794 in 1998
         and 1,636,269 in 1997 )                                           16                   16
     Additional paid-in capital                                        11,306               11,073
     Retained earnings                                                  7,591                7,071
     Unrealized gain on securities, net                                   796                  643
--------------------------------------------------------------------------------------------------------
         Total shareholders' equity                                    19,709               18,803
--------------------------------------------------------------------------------------------------------
         Total liabilities and shareholders' equity              $    247,337         $    247,129
--------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements

                      Alliance Bancorp of New England, Inc.
                         Consolidated Income Statements


                                                                          Three Months Ended March 31,
                                                                --------------------------------------------
(in thousands except share data)                                         1998                 1997
------------------------------------------------------------------------------------------------------------

Interest Income
     Loans                                                           $     3,188          $     2,940
     Debt Securities                                                         642                  823
     Dividends on equity securities                                          315                  268
     Other earning assets                                                    207                   20
------------------------------------------------------------------------------------------------------------
         Total interest and dividend income                                4,352                4,051
------------------------------------------------------------------------------------------------------------

Interest Expense
     Deposits                                                              2,205                2,011
     Borrowings                                                               59                   79
------------------------------------------------------------------------------------------------------------
         Total interest expense                                            2,264                2,090
------------------------------------------------------------------------------------------------------------
                                                                           2,088                1,961
Net interest income

Provision For Loan Losses                                                    145                   74
------------------------------------------------------------------------------------------------------------
     Net interest income after provision for loan losses                   1,943                1,887

Non-Interest Income
     Service charges and fees                                                247                  260
     Net gain on securities                                                  435                    -
     Net gain on assets                                                        -                    -
------------------------------------------------------------------------------------------------------------
         Total non-interest income                                           682                  260

Non-Interest Expense
     Compensation and benefits                                               877                  871
     Occupancy                                                               154                  158
     Equipment                                                                75                   64
     Data processing services                                                144                  166
     Office, FDIC, & Insurance                                               140                  135
     Problem asset related expense                                            66                  (30)
     Other                                                                   288                  213
------------------------------------------------------------------------------------------------------------
         Total non-interest expense                                        1,744                1,577
------------------------------------------------------------------------------------------------------------
     Income before income taxes                                              881                  570
     Income tax expense                                                      279                  120
------------------------------------------------------------------------------------------------------------
         Net Income                                                 $        602         $        450
------------------------------------------------------------------------------------------------------------

Per Share Data
     Basic earnings per share                                       $       0.36        $        0.29
------------------------------------------------------------------------------------------------------------
     Diluted earnings per share                                     $       0.35        $        0.28
------------------------------------------------------------------------------------------------------------

     Average basic shares outstanding                                  1,660,517            1,563,942
     Average additional dilutive shares                                   59,534               42,053
------------------------------------------------------------------------------------------------------------
     Average diluted shares outstanding                                1,720,051            1,605,995
------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements



                      Alliance Bancorp of New England, Inc.
           Consolidated Statements of Changes in Shareholders' Equity

                                                                                                  Accumulated
                                                                    Additional                          other          Total
Three Months Ended March 31                             Common        paid-In    Retained       comprehensive  shareholders'
(in thousands except share data)                         stock        capital     earnings             income         equity
-------------------------------------------------- -------------- -------------- -------------- ------------- --------------

1997
Balance, December 31, 1996                             $ 1,173        $ 8,918        $ 5,731         $ (233)     $ 15,589
Net Income                                                   -              -            450              -           450
Dividends declared and paid                                                 -            (58)             -           (58)
Change in net unrealized gain (loss)
on securities                                                -              -              -             (1)           (1)
-------------------------------------------------- -------------- -------------- -------------- ------------- --------------
Balance, March 31, 1997                                $ 1,173        $ 8,918        $ 6,123         $ (234)     $ 15,980
-------------------------------------------------- -------------- -------------- -------------- ------------- --------------
1998
Balance, December 31, 1997                                $ 16       $ 11,073        $ 7,071          $ 643      $ 18,803
Net Income                                                   -              -            602              -           602
Dividends declared and paid                                  -              -            (82)             -           (82)
Issuance of shares pursuant to exercise of stock
options                                                      -            233              -              -           233
Change in net unrealized gain (loss)
on securities                                                -              -              -            153           153
-------------------------------------------------- -------------- -------------- -------------- ------------- --------------
Balance, March 31, 1998                                   $ 16       $ 11,306        $ 7,591          $ 796      $ 19,709
-------------------------------------------------- -------------- -------------- -------------- ------------- --------------

See accompanying notes to financial statements

                      Alliance Bancorp of New England, Inc.
                      Consolidated Statements of Cash Flows


                                                                           Three months ended March 31,
                                                                        -------------------------------
 (in thousands)                                                               1998              1997
 ------------------------------------------------------------------------------------------------------
 Operating Activities:
      Net income                                                             $ 602             $ 450
      Adjustments to reconcile net income to
      net cash provided by operating activities:
          Provision for loan losses                                            145                74
          Depreciation and amortization                                        139               125
          Net investment security (gains) losses                              (435)                -
          Net asset losses (gains)                                               -                 -
          Increase (decrease) in other liabilities                             343                25
          Decrease (increase) in loans held for sale                        (1,138)              518
          Decrease (increase) in other assets                                   19               294
 ------------------------------------------------------------------------------------------------------
          Net cash (used in) provided by operating activities                 (325)            1,486

 Investing Activities:
      Securities available for sale:
          Proceeds from amortization and maturities                         12,669               418
          Proceeds from sales of securities                                  2,705                 -
          Purchases of securities                                          (10,122)           (6,899)
      Securities held to maturity:
          Proceeds from amortization and maturities                            618               179
          Proceeds from sales of securities                                      -                 -
          Purchases of securities                                                -                 -
      Net (increase) decrease in loans                                          53              (181)
      (Increase) decrease in foreclosed assets, net                           (152)               25
      Purchases of premises and equipment                                      (32)               (6)
 ------------------------------------------------------------------------------------------------------
          Net cash provided by (used in) investing activities                5,739            (6,464)

 Financing Activities:
      Net increase in interest-bearing deposits                                640             4,958
      Net increase in demand deposits                                       (1,650)           (1,834)
      Net increase (decrease) in FHLB advances                                 (31)            1,489
      Net increase (decrease) in other borrowings                                -                 -
      Stock options exercised                                                  233                 -
      Cash dividends paid                                                      (82)              (58)
 ------------------------------------------------------------------------------------------------------
          Net cash (used in) provided by financing activities                 (890)            4,555
 ------------------------------------------------------------------------------------------------------
 Net Change in cash and cash equivalents                                     4,524              (423)
 Cash and cash equivalents at beginning of the period                       21,417            12,563
 ------------------------------------------------------------------------------------------------------
 Cash and cash equivalents at end of the period                           $ 25,941          $ 12,140
 ------------------------------------------------------------------------------------------------------

 Supplemental Information On Cash Payments
      Interest expense                                                       2,247             2,078
      Income taxes                                                             180                70

 Supplemental Information On Non-cash Transactions
      Net loans transferred to foreclosed assets                               153                 -


See accompanying notes to financial statements

Notes to Consolidated Financial Statements (unaudited)


Note 1. Basis of Presentation and Principles of Business and Consolidation


The consolidated financial statements have been prepared and presented in conformity with generally accepted accounting principles. Unless otherwise noted, all dollar amounts presented in the financial statements and note tables are rounded to the nearest thousand dollars, except share data. Certain prior period amounts have been reclassified to conform with current financial statement presentation.

Alliance Bancorp of New England, Inc. ("Alliance" or the "Company") uses the accrual method of accounting for all material items of income and expense. The Company is required to make certain estimates and assumptions in preparing these statements. The most significant estimates are those necessary in determining the allowance for loan losses, the valuation of foreclosed assets, and the determination of fair values of financial instruments. Factors affecting these estimates include national economic conditions, the level and trend of interest rates, local market conditions, and real estate trends and values.

The financial statements are unaudited. However, in the opinion of Management, all material adjustments, consisting primarily of normal recurring accruals, necessary for a fair presentation of the financial statements have been included. Operating results for any interim period are not necessarily indicative of results for any other interim period or for the entire year.

Management's Discussion and Analysis of Financial Condition and Results of Operations accompany these financial statements. These consolidated interim financial statements and notes should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

The Company is a one bank holding company, chartered in Delaware. Its bank subsidiary is Tolland Bank, a Connecticut chartered savings bank with deposits insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC"). The Bank provides consumer and commercial banking services from its seven offices located in Tolland County, Connecticut. Tolland Bank maintains a wholly owned forclosed asset liquidation subsidiary named Asset Recovery Systems, Inc. ("ARS"). The consolidated financial statements include the Company, the Bank, and ARS. All significant intercompany accounts and transactions have been eliminated in consolidation.

On June 17, 1997, the Company declared for a four-for-three common stock split effected as a 33.33% stock dividend which was paid on July 17, 1997. All per share information has been retroactively adjusted to reflect this stock dividend. Additionally, as of October 3, 1997, the Company restated Common Stock and Additional Paid-In Capital to reflect a change in the par value of common stock from $1.00 to $.01 in conjunction with the completion of the formation of Alliance Bancorp of New England, Inc. as the holding company for Tolland Bank.

Note 2.  Securities

                                                     Amortized      Unrealized    Unrealized          Fair
March 31, 1998 (in thousands)                             Cost           Gains        Losses         Value
--------------------------------------------------------------------------------------------------------------
Securities available for sale
U.S. Government and agency                            $ 14,752              21        $ (165)     $ 14,608
U.S. Agency mortgage-backed                              4,163              30            (5)        4,188
Other debt securities                                      175               1             -           176
Marketable equity                                       17,516           1,755           (12)       19,259
FHLB stock                                                 876               -             -           876
--------------------------------------------------------------------------------------------------------------
     Total available for sale                         $ 37,482         $ 1,807        $ (182)     $ 39,107
--------------------------------------------------------------------------------------------------------------
Securities held to maturity
U.S. Government and agency                             $ 2,907            $ 48          $ (4)      $ 2,951
U.S. Agency mortgage-backed                             15,425              74           (36)       15,463
Other debt securities                                      999               -            (1)          998
--------------------------------------------------------------------------------------------------------------
Total held to maturity                                $ 19,331           $ 122         $ (41)     $ 19,412
--------------------------------------------------------------------------------------------------------------


                                                     Amortized      Unrealized    Unrealized          Fair
December 31, 1997 (in thousands)                          Cost           Gains        Losses         Value
--------------------------------------------------------------------------------------------------------------
Securities available for sale
U.S. Government and agency                            $ 18,081              27        $ (217)     $ 17,891
U.S. Agency mortgage-backed                              5,366              27            (2)        5,391
Other debt securities                                    1,312               9             -         1,321
Marketable equity                                       16,710           1,586             -        18,296
FHLBB stock                                                830               -             -           830
--------------------------------------------------------------------------------------------------------------
     Total available for sale                         $ 42,299         $ 1,649        $ (219)     $ 43,729
--------------------------------------------------------------------------------------------------------------
Securities held to maturity
U.S. Government and agency                             $ 2,901            $ 45          $ (5)      $ 2,941
U.S. Agency mortgage-backed                             15,214              48           (38)       15,224
Other debt securities                                    1,834              25            (3)        1,856
--------------------------------------------------------------------------------------------------------------
Total held to maturity                                $ 19,949           $ 118         $ (46)     $ 20,021
--------------------------------------------------------------------------------------------------------------




Note 3.  Nonperforming Loans

 (in thousands)                                                                 March 31,        December 31
                                                                                   1998               1997
 -----------------------------------------------------------------------------------------------------------------
 Total nonaccruing loans                                                        $ 2,199            $ 2,133
 Accruing loans past due 90 days or more                                            273                 86
 Impaired loans:
      Impaired loans - valuation allowance required                               1,576              1,607
      Impaired loans - no valuation allowance required                            1,439              1,576
 -----------------------------------------------------------------------------------------------------------------
          Total impaired loans                                                  $ 3,015            $ 3,183
      Total valuation allowance on impaired loans                                   335                340
 Restructured loans, all of which are performing                                    502                502


Note 4.  Allowance for Loan Losses



 (in thousands)                                                           Quarter Ended         Year Ended
                                                                              March 31,       December 31,
                                                                                   1998               1997
 -----------------------------------------------------------------------------------------------------------------
Beginning balance                                                               $ 3,000            $ 2,850
 Charge-offs:
      Residential mortgages                                                         (40)              (108)
      Consumer                                                                      (18)              (366)
      Commercial                                                                     (6)              (294)
 -----------------------------------------------------------------------------------------------------------------
          Total Charge-offs                                                         (64)              (768)
 -----------------------------------------------------------------------------------------------------------------
 Recoveries:
      Residential mortgages                                                           -                 11
      Consumer                                                                       19                 45
      Commercial                                                                      -                 33
 -----------------------------------------------------------------------------------------------------------------
          Total Recoveries                                                           19                 89
 -----------------------------------------------------------------------------------------------------------------
 Net Charge-offs                                                                    (45)              (679)
 Provision for losses                                                               145                829
 -----------------------------------------------------------------------------------------------------------------
          Ending balance                                                        $ 3,100            $ 3,000
 -----------------------------------------------------------------------------------------------------------------

Note 5.  Comprehensive Income

The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") 130, Reporting Comprehensive Income, as of January 1, 1998. SFAS 130 establishes standards for the reporting and display of comprehensive income and its components (such as changes in unrealized investment gains and losses). Comprehensive income includes net income and any changes in equity from non-owner sources that are not included in the income statement. The purpose of reporting comprehensive income is to report a measure of all changes in equity of an enterprise that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. Application of SFAS 130 has not impacted the amounts previously reported for net income or effected the comparability of previously issued financial statements.

The following table summarizes comprehensive income:

                                                                                 Three Months Ended March 31,
                                                                             ----------------------------------
 (in thousands)                                                                   1998                1997
 --------------------------------------------------------------------------------------------------------------
 Net income                                                                      $ 602               $ 450
 Other comprehensive income, net of tax:
      Unrealized gains on investments
      Unrealized holding gain arising during the period
          net of income tax expense of $258 and $7 for 1998 and 1997,
          respectively                                                             410                  (1)
      Less reclassification adjustment for gains included
          in net income net of income tax expense of
          $(178) and $0 for 1998 and 1997, respectively                           (257)                  -
 --------------------------------------------------------------------------------------------------------------
 Other comprehensive income                                                        153                  (1)
 --------------------------------------------------------------------------------------------------------------
 Comprehensive income                                                            $ 755               $ 449
 --------------------------------------------------------------------------------------------------------------

Note 6.  Subsequent Event


On April 28, 1998 the Board of Directors approved a three-for-two split of the common stock, to be effected as a stock dividend payable on May 26, 1998 to shareholders of record as of May 12, 1998. The number of shares outstanding of common stock will be 2,492,691 as of May 26, 1998.

ITEM 2 MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS



Special Note Regarding Forward-Looking Statements

This report contains certain "forward-looking statements." These forward-looking statements, which are included in Management's Discussion and Analysis, describe future plans or strategies and include the Company's expectations of future financial results. The words "believe," expect," "anticipate," "estimate," "project" and similar expressions identify forward-looking statements. The Company's ability to predict results or the effect of future plans or strategies or qualitative or quantitative changes based on market risk exposure is inherently uncertain. Factors which could affect actual results include but are not limited to changes in general market interest rates, general economic conditions, legislative/regulatory changes, fluctuations of interest rates, changes in the quality or composition of the Company's loan and investment portfolios, deposit flows, competition, demand for financial services in the Company's markets, and changes in the accounting principles, policies, and guidelines. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

SUMMARY


The Company reported a 34% increase in net income to $602 thousand for the first quarter ended March 31, 1998 compared to net income of $450 thousand in last year's first quarter.

The Board of Directors also approved a three-for-two split of the common stock of Alliance Bancorp of New England, to be effected as a stock dividend payable on May 26, 1998 to shareholders of record as of May 12, 1998.

The directors also retained the quarterly dividend at five cents per share (based on pre-split shares) also payable on May 26, 1998 to shareholders of record as of May 12, 1998.

Improved earnings in the quarter were attributable to both higher net interest income and investment security gains. Interest income benefited from an 8.4% increase in loan interest income due to loan growth. Investment gains reflected an ongoing process of active investment portfolio management which has increased the overall yield, as well as realizing the benefits of the strongly improving market valuations.

As in earlier quarters, revenue gains offset additions to the allowance for loan losses, which grew to $3.1 million at March 31, 1998, representing 1.96% of loans outstanding. The allowance measured 141% of nonperforming loans; this ratio was unchanged from year-end 1997.

Non-interest expense remained relatively unchanged or decreased in most major categories, due to ongoing cost containment. Total expense increased from the first quarter of 1997 due primarily to problem asset expense recoveries which were recorded in 1997.

At March 31, 1998, the Company had total assets of $247.3 million and total loans of $158.4 million. Total regular loans (excluding government guaranteed loan certificates) increased at an annualized rate of 12.4% during the most recent quarter. Total deposits were $220.7 million, having decreased during the quarter at a 1.8% annualized rate. Shareholders' equity rose during the quarter at a 19.3% annualized rate to $19.7 million, representing a book value per share of $11.86. The Company's capital remained in excess of all regulatory requirements.

RESULTS OF OPERATIONS


Net Interest Income: Net interest income increased by $127 thousand (6.5%) in the first quarter of 1998 compared to the same period of 1997. This increase was primarily due to an 8.4% rise in loan interest income, reflecting a 7.8% increase in average loans from year to year. The fully taxable equivalent (FTE) net interest margin declined from 3.90% to 3.83% due mostly to an increase in the average cost of deposits. This resulted from higher time deposit costs reflecting more competitive market conditions, as well as higher money market deposit costs due to the promotion of this product to fund loan growth. Additionally, the yield on assets declined due to investment securities called during the quarter, which were reinvested in lower yielding short term investments at March 31, 1998. The net interest margin for the most recent quarter was higher than the previous two quarters as a result of stronger loan growth.

Provision for Loan Losses: The provision is made to maintain the allowance for loan losses at a level deemed adequate by management. The provision was $145 thousand in the most recent quarter, compared to $74 thousand in the same quarter of 1997. During the most recent quarter, management decided to increase the allowance from $3.0 million to $3.1 million, maintaining the coverage of nonaccruing loans at 141%. Net chargeoffs during the most recent quarter were $45 thousand, measuring .11% of average loans.

Non-Interest Income: First quarter service charge and fee income was $247 thousand in 1998, a decrease of 5.0% compared to $260 thousand in the same quarter of the previous year. The decrease was due to lower loan related fees, both in residential and commercial lending. Residential mortgage secondary market fees declined due to a lower balance of loans held for sale at the previous year-end. Commercial fees in the first quarter of 1997 included penalty income related to one loan situation, which did not repeat in 1998.

During the first quarter of 1998, the Company recorded $435 thousand in net gains realized on the sale of securities. Investment gains reflected an ongoing process of active investment portfolio management which has increased the overall yield, as well as realizing the benefits of the strongly improving market valuations.

Non-Interest Expense and Tax Expense: Total non-interest expense increased by $167 thousand (10.6%) in the first quarter of 1998 compared to the same quarter of 1997. All major expense categories were flat or down except for the "other" line item. The change in this line item was mostly due to collection expense recoveries in 1997 related to two commercial loan situations, which did not repeat in 1998. The effective tax rate rose to 31.7% for the quarter ended March 31, 1998 compared to 21.1% in 1997. 1997 results included the benefit from a reduction in the valuation allowance for the deferred tax asset totaling $40 thousand; no such benefit was recorded in 1998.

Comprehensive Income: The notes to the financial statements include a discussion of comprehensive income in accordance with SFAS 130. Comprehensive income for the first quarter of 1998 was $755 thousand, compared to $449 thousand in the same quarter of 1997. In addition to net income recorded in the Income Statement, comprehensive income includes the net effect of unrealized gains on securities available for sale during the quarter.

FINANCIAL CONDITION


Cash and Cash Equivalents: Short term investments increased by $5.2 million in 1998 due to funds from U.S. agency securities which were called. These funds were being held in anticipation of further loan growth.

Investment Securities: Securities available for sale (AFS) decreased by $4.6 million due primarily to a $3.3 million decrease in U.S. Agency securities. These securities were called at par due to the effect of the decline in interest rates. The total book value of securities sold was $2.7 million, consisting of equity securities. The yield on AFS securities increased from 6.93% to 7.74% from the fourth quarter of 1997 to the first quarter of 1998. The holding gains on AFS securities totaled $630 thousand (1.44% of fair value) during the quarter. Of this amount, $435 thousand was realized through the sale of securities. The remainder was recorded in the net unrealized gain component of shareholders' equity, which increased to $796 thousand at March 31, 1998.

Total Loans: Total loans increased by $900 thousand (2.4% annualized) during the most recent quarter. All categories of regular loans increased, and total loans in process at the end of the quarter increased. The Company initiated new home equity line promotions, and promoted a free refinance program to the residential mortgage market. Government guaranteed loans decreased by $3.2 million due to higher refinancings prompted by the lower interest rates.

Nonperforming Assets: Nonaccruing loans increased to $2.2 million from $2.1 million during the quarter due to two real estate secured commercial loans. The Company received favorable legal rulings in the collection processes related to its two largest nonaccruing loans, both of which are secured. Foreclosed assets increased to $769 thousand from $617 thousand due to the completion of residential mortgage foreclosures.

Allowance for Loan Losses: The allowance for loan losses totaled $3.1 million (2.27% of loans) at March 31, 1998. The allowance measured 141% of nonaccruing loans, which was unchanged from the prior year-end. For the most recent quarter, net loan charge-offs were $45 thousand, measuring 0.11% of average loans, which was lower than the 0.46% average for 1997. The allowance was increased by $100 thousand during the quarter, which was offset by the securities gains mentioned above.

Deposits and Borrowings: Total deposits decreased by $1.0 million (1.8% annualized) during the most recent quarter, due to the runoff of seasonally high transactions balances at year-end. During the quarter, money market deposits continued to register strong growth of $3.3 million (84.6% annualized) due to ongoing sales of the new money market account. Total borrowings were unchanged at quarter-end.

Interest Rate Sensitivity: The Company has maintained an asset-sensitive one year interest rate sensitivity profile. The positive one year gap declined to $11 million at March 31, 1998 compared to $20 million at year-end 1997. During the first quarter of 1998, interest rates decreased, leading to higher demand for fixed rate loans. The resulting change in interest sensitivity of new loans and repricing loans, together with continued strong growth of money market deposit accounts, were the primary contributors to this change in the one year interest rate gap. Although the positive gap had a downward influence on the net interest margin, this was offset by the higher yield on earning assets, which increased from 7.63% to 7.74% from the fourth quarter of 1997 to the first quarter of 1998 as a result of higher loan bookings.

Liquidity and Cash Flows: For the first quarter of 1998, the primary source of funds for Tolland Bank was prepayments on investment securities and government guaranteed loans. The primary uses of funds were increases in short term investments and originations of regular loans. Borrowings, time deposits, and money market accounts are the primary sources of liquidity for additional balance sheet growth. Short term investments, securities available for sale, and government guaranteed loan certificates provide additional sources of liquidity. The Company's primary source of funds is dividends from the Bank and its primary use of funds is dividends to shareholders.

Capital Resources: During the first quarter of 1998, shareholders' equity increased by $906 thousand (19.3% annualized) rate to $19.7 million, representing a book value per share of $11.86. In addition to retained earnings of $520 thousand, additional sources of growth were stock option exercises ($233 thousand) and the previously mentioned net increase in unrealized securities gains ($153 thousand net of taxes). Equity increased to 7.97% of total assets from 7.61% at year-end 1997. The Company's capital remained in excess of all regulatory requirements. At March 31, 1998, Tolland Bank reported Tier 1 Capital totaling $18.2 million, a Tier 1 Capital Ratio of 7.4%, and a Risk Based Capital Ratio of 13.0%

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


See discussion and analysis of quantitative and qualitative disclosures about market risk provided in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 filed March 27, 1998. There have been no material changes in reported market risks faced by the Company since the end of 1997.

PART II       OTHER INFORMATION

Item 1.       LEGAL PROCEEDINGS
              The Company is not involved in any material legal proceedings other than ordinary routine litigation incidental to its business

Item 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS
              None.

Item 3.       DEFAULTS UPON SENIOR SECURITIES
              None.

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
              None

Item 5.       OTHER INFORMATION
              None.

Item 6        EXHIBITS AND REPORTS ON FORM 8-K
              (a)  Exhibit index

                  The exhibits listed below are included in this report or are incorporated herein by reference to the identified document previously filed with the Securities and Exchange Commission as set forth parenthetically.

                  27       Financial Data Schedule

              (b) There were no reports on Form 8-K filed during the quarter ended March 31, 1998.

Average Balance Sheet and Interest Rates - Fully Taxable Equivalent (FTE)


(dollars in thousands)                                Average Balance         Rate (FTE Basis)
----------------------------------------------- ----------------------------------------------
Quarters ended March 31                             1998          1997        1998       1997
----------------------------------------------------------- ------------------------- --------
Loans                                          $ 157,134     $ 145,697        8.16%      8.09%
Securities available for sale                     42,971        47,122        7.74       7.71
Securities held to maturity                       19,657        20,604        5.91       5.94
Other earning assets                              15,203         2,193        5.82       6.21
----------------------------------------------------------- ------------------------- --------
     Total earning assets                        234,965       215,616        7.74       7.79
Other assets                                       9,599        10,972
----------------------------------------------------------- ------------------------- --------
     Total assets                              $ 244,564     $ 226,588
----------------------------------------------------------- ------------------------- --------
Interest bearing deposits                      $ 201,018     $ 187,587        4.45       4.31
Borrowings                                         3,763         5,182        6.39       6.10
----------------------------------------------------------- ------------------------- --------
Interest bearing liabilities                     204,781       192,769        4.48       4.35
Other Liabilities                                 21,521        18,301
Shareholder's equity                              18,262        15,518
----------------------------------------------------------- ------------------------- --------
Total liabilities and equity                   $ 244,564     $ 226,588
----------------------------------------------------------- ------------------------- --------
Net Interest Spread                                                           3.26%      3.44%
Net Interest Margin                                                           3.83%      3.90%

Signatures

         Pursuant to the requirements to Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ALLIANCE BANCORP OF NEW ENGLAND, INC.





         Date:       May 14, 1998          /s/ Joseph H. Rossi
                                           -----------------------------------
                                           Joseph H. Rossi
                                           President/CEO



         Date:       May 14, 1998          /s/ David H. Gonci
                                           ----------------------------------
                                           David H. Gonci
                                           Vice President/
                                           Chief Financial Officer/Treasurer