Form 10-Q
period 1998-06-30
ALLIANCE BANCORP OF NEW ENGLAND INC
filed 1998-08-14
CIK 1046002

FORM 10-Q
-------------------------------------------------------------------------------
United States Securities and Exchange Commission
Washington, DC 20549
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934
For the Quarterly Period Ended June 30, 1998
Commission File Number 001-13405

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

As of August 10, 1998, Alliance Bancorp of New England had 2,492,552 shares of common stock outstanding.

TABLE OF CONTENTS                                                                            Page


Table         Consolidated Selected Financial Data..............................................2
Part I        Financial Information
Item 1        Financial Statements
                  Consolidated Balance Sheets...................................................3
                  Consolidated Income Statements................................................4
                  Consolidated Statements of Changes in Shareholders' Equity....................5
                  Consolidated Statements of Cash Flows.........................................6
                  Notes to Consolidated Financial Statements....................................7
Item 2        Management's Discussion and Analysis
                  of Financial Condition and Results of Operations.............................10
                  Special Note Regarding Forward-Looking Statements............................10
Item 3        Quantitative and Qualitative Disclosures About Market Risk.......................15
Part II       Other Information................................................................15
Table         Average Balance Sheet and Interest Rates ........................................16
Signatures        .............................................................................17


                      Alliance Bancorp of New England, Inc.
                      Consolidated Selected Financial Data

                                                    As of and for the three months   As of and for the six months ended
                                                            ended June 30,                        June 30,
                                                        --------------------------        -------------------------
                                                          1998              1997             1998             1997
-------------------------------------------------------------------------------------------------------------------
For the Quarter (in thousands)

Net interest income                                     $ 2,172           $ 2,008          $ 4,259          $ 3,968
Provision for loan losses                                    14                64              158              137
Service charges and fees                                    315               285              562              545
Net gain on securities                                      453                 6              888                6
Net gain (loss) on assets                                     -               (41)               -              (41)
Non-interest expense                                      1,836             1,587            3,581            3,163
Income before income taxes                                1,090               607            1,970            1,178
Income tax expense                                          464               126              742              247
Net income                                                $ 626             $ 481          $ 1,228            $ 931
-------------------------------------------------------------------------------------------------------------------

Per Share

Basic earnings                                           $ 0.25            $ 0.21           $ 0.49           $ 0.40
Diluted earnings                                           0.24              0.20             0.47             0.38
Dividends declared                                         0.03              0.02             0.07             0.05
Book value                                                 7.90              7.07             7.90             7.07
Common stock price:
High                                                      16.67             10.00            16.67            10.00
Low                                                       14.00              6.87            10.92             5.75
Close                                                     15.75              9.88            15.75             9.88
-------------------------------------------------------------------------------------------------------------------

At Quarter End (in millions)

Total assets                                            $ 252.3           $ 238.2          $ 252.3          $ 238.2
Total loans                                               165.1             147.1            165.1            147.1
Other earning assets                                       75.3              79.7             75.3             79.7
Deposits                                                  225.8             213.6            225.8            213.6
Borrowings                                                  5.7               7.4              5.7              7.4
Shareholders' equity                                       19.7              16.5             19.7             16.5
-------------------------------------------------------------------------------------------------------------------

Operating Ratios (in percent)

Return on average assets                                   1.01%             0.84%            1.01%            0.82%
Return on average equity                                  13.01             11.83            12.97            11.59
Equity % total assets (period end)                         7.81              6.94             7.81             6.94
Net interest spread (fully taxable equivalent)             3.35              3.42             3.30             3.42
Net interest margin (fully taxable equivalent)             3.94              3.90             3.89             3.90
Dividend payout ratio                                     13.27             12.19            13.53            12.59
-------------------------------------------------------------------------------------------------------------------

                      Alliance Bancorp of New England, Inc.
                           Consolidated Balance Sheets

                                                                              June 30,                December 31,
(in thousands except share data)                                                1998                      1997
-----------------------------------------------------------------------------------------------------------------
Assets
     Cash and due from banks                                                $   6,499                  $    6,652
     Short-term investments                                                    12,454                      14,765
-----------------------------------------------------------------------------------------------------------------
         Total cash and cash equivalents                                       18,953                      21,417

      Securities available for sale (at fair value)                            44,235                      43,729

      Securities held to maturity                                              18,616                      19,949

     Residential mortgage loans                                                46,683                      39,319
     Commercial mortgage loans                                                 44,473                      45,511
     Other commercial loans                                                    19,460                      18,270
     Consumer loans                                                            31,711                      29,504
     Government guaranteed loans                                               22,774                      24,846
-----------------------------------------------------------------------------------------------------------------
         Total loans                                                          165,101                     157,450
     Less: Allowance for loan losses                                           (3,040)                     (3,000)
-----------------------------------------------------------------------------------------------------------------
         Net loans                                                            162,061                     154,450

     Premises and equipment, net                                                4,018                       4,151
     Foreclosed assets, net                                                       723                         617
     Other assets                                                               3,681                       2,816
-----------------------------------------------------------------------------------------------------------------
         Total assets                                                       $ 252,287                  $  247,129
-----------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity
     Demand deposits                                                        $  22,995                  $   21,918
     NOW deposits                                                              21,557                      22,260
     Money market deposits                                                     20,822                      15,447
     Savings deposits                                                          35,655                      34,677
     Time deposits                                                            124,777                     127,431
-----------------------------------------------------------------------------------------------------------------
         Total deposits                                                       225,806                     221,733

     Borrowings                                                                 5,676                       5,739
     Other liabilities                                                          1,109                         854
-----------------------------------------------------------------------------------------------------------------
         Total liabilities                                                    232,591                     228,326

     Preferred stock, ( $.01 par value; 100,000 shares                              -                           -
         authorized, none issued)
     Common stock, ($.01 par value; authorized 4,000,000                           25                          16
         shares; issued and outstanding 2,492,552 in 1998
         and 1,636,269 in 1997 )
     Additional paid-in capital                                                11,306                      11,073
     Retained earnings                                                          8,124                       7,071
     Other comprehensive income, net                                              241                         643
-----------------------------------------------------------------------------------------------------------------
         Total shareholders' equity                                            19,696                      18,803
-----------------------------------------------------------------------------------------------------------------
         Total liabilities and shareholders' equity                         $ 252,287                  $  247,129
-----------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements. 1998 results are unaudited.

                      Alliance Bancorp of New England, Inc.
                         Consolidated Income Statements

                                                                 Three Months Ended June 30,      Six Months Ended June 30,
                                                                    ---------------------           ---------------------
 (in thousands except share data)                                   1998            1997            1998             1997
-------------------------------------------------------------------------------------------------------------------------
Interest Income
     Loans                                                    $    3,368      $    2,999      $    6,555       $    5,939
     Debt Securities                                                 620             873           1,261            1,683
     Dividends on equity securities                                  310             281             625              550
     Other earning assets                                            161               7             370               39
-------------------------------------------------------------------------------------------------------------------------
         Total interest and dividend income                        4,459           4,160           8,811            8,211
-------------------------------------------------------------------------------------------------------------------------

Interest Expense
     Deposits                                                      2,226           2,087           4,432            4,099
     Borrowings                                                       61              65             120              144
-------------------------------------------------------------------------------------------------------------------------
         Total interest expense                                    2,287           2,152           4,552            4,243
-------------------------------------------------------------------------------------------------------------------------

Net interest income                                                2,172           2,008           4,259            3,968

Provision For Loan Losses                                             14              64             158              137
-------------------------------------------------------------------------------------------------------------------------
     Net interest income after provision for loan losses           2,158           1,944           4,101            3,831

Non-Interest Income
     Service charges and fees                                        315             285             562              545
     Net gain on securities                                          453               6             888                6
     Net loss on assets                                                -             (41)              -              (41)
-------------------------------------------------------------------------------------------------------------------------
         Total non-interest income                                   768             250           1,450              510

Non-Interest Expense
     Compensation and benefits                                       833             804           1,711            1,675
     Occupancy                                                       147             138             300              297
     Equipment                                                        76              90             151              154
     Data processing services                                        131             153             276              319
     Office, FDIC, & Insurance                                       128             129             268              264
     Problem asset related expense                                    80              37             146                7
     Other                                                           441             236             729              447
-------------------------------------------------------------------------------------------------------------------------
         Total non-interest expense                                1,836           1,587           3,581            3,163
-------------------------------------------------------------------------------------------------------------------------
     Income before income taxes                                    1,090             607           1,970            1,178
     Income tax expense                                              464             126             742              247
-------------------------------------------------------------------------------------------------------------------------
         Net Income                                           $      626      $      481      $    1,228       $      931
-------------------------------------------------------------------------------------------------------------------------

Per Share Data
     Basic earnings per share                                 $     0.25      $     0.21      $     0.49       $     0.40
-------------------------------------------------------------------------------------------------------------------------
     Diluted earnings per share                               $     0.24      $     0.20      $     0.47       $     0.38
-------------------------------------------------------------------------------------------------------------------------

     Average basic shares outstanding                          2,492,552       2,344,664       2,491,617        2,344,664
     Average additional dilutive shares                          106,053          62,213          99,793          115,077
-------------------------------------------------------------------------------------------------------------------------
     Average diluted shares outstanding                        2,598,605       2,406,877       2,591,410        2,459,741
-------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements. 1998 results are unaudited.

                      Alliance Bancorp of New England, Inc.
           Consolidated Statements of Changes in Shareholders' Equity

                                                                                                  Accumulated
                                                                   Additional                        other         Total
Six Months Ended June 30                                Common        paid-In       Retained     comprehensive  shareholders'
(in thousands except share data)                         stock        capital       earnings         income        equity
-------------------------------------------------------------------------------------------------------------------------
1997
----
Balance, December 31, 1996                             $ 1,173        $ 8,918        $ 5,731         $ (233)     $ 15,589
Net Income                                                   -              -            931              -           931
Dividends declared and paid                                                 -           (120)             -          (120)
Four for three stock split                                 387              -           (387)             -             -
effected as a stock dividend
Change in other comprehensive income, net                    -              -              -            143           143
-------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1997                                 $ 1,560        $ 8,918        $ 6,155          $ (90)     $ 16,543
-------------------------------------------------------------------------------------------------------------------------

1998
----
Balance, December 31, 1997                                $ 16       $ 11,073        $ 7,071          $ 643      $ 18,803
Net Income                                                   -              -          1,228              -         1,228
Dividends declared and paid                                  -              -           (166)             -          (166)
Three for two stock split
effected as a stock dividend                                 9              -             (9)             -             -
Issuance of shares pursuant to exercise of stock
options                                                      -            233              -              -           233
Change in other comprehensive income, net                    -              -              -           (402)         (402)
-------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1998                                    $ 25       $ 11,306        $ 8,124          $ 241      $ 19,696
-------------------------------------------------------------------------------------------------------------------------



See accompanying notes to consolidated financial statements. 1998 results are unaudited.

                      Alliance Bancorp of New England, Inc.
                      Consolidated Statements of Cash Flows

                                                                             Six months ended June 30,
                                                                        --------------------------------
 (in thousands)                                                            1998                    1997
 -------------------------------------------------------------------------------------------------------
 Operating Activities:
      Net income                                                        $ 1,228                   $ 931
      Adjustments to reconcile net income to
      net cash (used in) provided by operating activities:
          Provision for loan losses                                         158                     137
          Depreciation and amortization                                     278                     270
          Net investment security gains                                    (888)                     (6)
          Net asset losses                                                    -                      41
          Increase in other liabilities                                     255                      22
          Decrease (increase) in loans held for sale                     (1,906)                    283
          Increase in other assets                                         (689)                   (306)
 -------------------------------------------------------------------------------------------------------
          Net cash (used in) provided by operating activities            (1,564)                  1,372

 Investing Activities:
      Securities available for sale:
          Proceeds from amortization and maturities                      12,921                   3,819
          Proceeds from sales of securities                               6,541                       -
          Purchases of securities                                       (19,859)                 (7,873)
      Securities held to maturity:
          Proceeds from amortization and maturities                       1,333                     410
          Proceeds from sales of securities                                   -                       -
          Purchases of securities                                             -                       -
      Net (increase) decrease in loans                                   (5,745)                    493
      (Increase) decrease in foreclosed assets, net                        (106)                    133
      Purchases of premises and equipment                                   (61)                    (14)
 -------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                          (4,976)                 (3,032)

 Financing Activities:
      Net increase in interest-bearing deposits                           2,996                   5,871
      Net increase in demand deposits                                     1,077                   2,106
      Net decrease in FHLB advances                                         (64)                 (3,008)
      Net increase (decrease) in other borrowings                             -                       -
      Stock options exercised                                               233                       -
      Cash dividends paid                                                  (166)                   (120)
 -------------------------------------------------------------------------------------------------------
          Net cash provided by financing activities                       4,076                   4,849
 -------------------------------------------------------------------------------------------------------
 Net Change in cash and cash equivalents                                 (2,464)                  3,189
 Cash and cash equivalents at beginning of the period                    21,417                  12,563
 -------------------------------------------------------------------------------------------------------
 Cash and cash equivalents at end of the period                        $ 18,953                $ 15,752
 -------------------------------------------------------------------------------------------------------

 Supplemental Information On Cash Payments
      Interest expense                                                  $ 4,439                 $ 4,245
      Income taxes                                                          797                     264

 Supplemental Information On Non-cash Transactions
      Net loans transferred to foreclosed assets                            153                     165


See accompanying notes to consolidated financial statements. 1998 results are unaudited.

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

The quarterly financial statements are unaudited. However, in the opinion of Management, all material adjustments, consisting primarily of normal recurring accruals, necessary for a fair presentation of the financial statements have been included. Operating results for any interim period are not necessarily indicative of results for any other interim period or for the entire year.

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

On June 17, 1997, the Company declared a four-for-three common stock split effected as a 33.33% stock dividend which was paid on July 17, 1997. All per share information has been retroactively adjusted to reflect this stock dividend. Additionally, as of October 3, 1997, the Company restated Common Stock and Additional Paid-In Capital to reflect a change in the par value of common stock from $1.00 to $.01 in conjunction with the completion of the formation of Alliance Bancorp of New England, Inc. as the holding company for Tolland Bank.

On April 28, 1998, the Company declared a three-for-two common stock split effected as a 50.0% stock dividend which was paid on May 26, 1998. The financial statements as of June 30, 1998 include the effects of this split, and all per share information has been retroactively adjusted to reflect this stock dividend for all periods in the statements. The stock dividend was recorded based on the $.01 par value of the common stock. After the stock split, common stock par value totaled $25 thousand, an increase of $9 thousand from year-end 1997.

Note 2.  Securities

                                                          Amortized        Unrealized       Unrealized              Fair
June 30, 1998 (in thousands)                                   Cost             Gains           Losses             Value
------------------------------------------------------------------------------------------------------------------------
Securities available for sale
U.S. Government and agency                                 $ 20,750                10           $ (167)         $ 20,593
U.S. Agency mortgage-backed                                   2,981                16               (2)            2,995
Other debt securities                                         1,098                12                -             1,110
Marketable equity                                            17,879               802              (20)           18,661
FHLB stock                                                      876                 -                -               876
------------------------------------------------------------------------------------------------------------------------
     Total available for sale                              $ 43,584             $ 840           $ (189)         $ 44,235
------------------------------------------------------------------------------------------------------------------------
Securities held to maturity
U.S. Government and agency                                  $ 2,913              $ 47             $ (3)          $ 2,957
U.S. Agency mortgage-backed                                  14,025                34              (34)           14,025
Other debt securities                                         1,678                29               (1)            1,706
------------------------------------------------------------------------------------------------------------------------
     Total held to maturity                                $ 18,616             $ 110            $ (38)         $ 18,688
------------------------------------------------------------------------------------------------------------------------


                                                          Amortized        Unrealized       Unrealized              Fair
December 31, 1997 (in thousands)                               Cost             Gains           Losses             Value
------------------------------------------------------------------------------------------------------------------------
Securities available for sale
U.S. Government and agency                                 $ 18,081                27           $ (217)         $ 17,891
U.S. Agency mortgage-backed                                   5,366                27               (2)            5,391
Other debt securities                                         1,312                 9                -             1,321
Marketable equity                                            16,710             1,586                -            18,296
FHLBB stock                                                     830                 -                -               830
------------------------------------------------------------------------------------------------------------------------
     Total available for sale                              $ 42,299           $ 1,649           $ (219)         $ 43,729
------------------------------------------------------------------------------------------------------------------------
Securities held to maturity
U.S. Government and agency                                  $ 2,901              $ 45             $ (5)          $ 2,941
U.S. Agency mortgage-backed                                  15,214                48              (38)           15,224
Other debt securities                                         1,834                25               (3)            1,856
------------------------------------------------------------------------------------------------------------------------
     Total held to maturity                                $ 19,949             $ 118            $ (46)         $ 20,021
------------------------------------------------------------------------------------------------------------------------

Note 3.  Nonperforming Loans

                                                                                      June 30,            December 31,
  (in thousands)                                                                         1998                    1997
 ---------------------------------------------------------------------------------------------------------------------
 Total nonaccruing loans                                                                $ 453                 $ 2,133
 Accruing loans past due 90 days or more                                                  135                      86
 Impaired loans:
      Impaired loans - valuation allowance required                                       415                   1,607
      Impaired loans - no valuation allowance required                                    902                   1,576
 ---------------------------------------------------------------------------------------------------------------------
          Total impaired loans                                                        $ 1,317                 $ 3,183
      Total valuation allowance on impaired loans                                         110                     340
 Restructured loans, all of which are performing                                           15                     502


Note 4.  Allowance for Loan Losses

                                                                             Six Months Ended              Year Ended
                                                                                      June 30,            December 31,
  (in thousands)                                                                         1998                    1997
 --------------------------------------------------------------------------------------------------------------------
 Beginning balance                                                                    $ 3,000                 $ 2,850
 Charge-offs:
      Residential mortgages                                                               (93)                   (108)
      Consumer                                                                            (71)                   (366)
      Commercial                                                                          (12)                   (294)
 --------------------------------------------------------------------------------------------------------------------
          Total Charge-offs                                                              (176)                   (768)
 --------------------------------------------------------------------------------------------------------------------
 Recoveries:
      Residential mortgages                                                                 -                      11
      Consumer                                                                             36                      45
      Commercial                                                                           22                      33
 --------------------------------------------------------------------------------------------------------------------
          Total Recoveries                                                                 58                      89
 --------------------------------------------------------------------------------------------------------------------
 Net Charge-offs                                                                         (118)                   (679)
 Provision for losses                                                                     158                     829
 --------------------------------------------------------------------------------------------------------------------
          Ending balance                                                              $ 3,040                 $ 3,000
 --------------------------------------------------------------------------------------------------------------------

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

The following table summarizes comprehensive income:

                                                                                          Six Months Ended June 30,
                                                                                        -----------------------------
 (in thousands)                                                                          1998                    1997
 --------------------------------------------------------------------------------------------------------------------
 Net income                                                                           $ 1,228                   $ 931
 Other comprehensive income, net of tax:
      Unrealized gains on investments
      Unrealized holding gain arising during the period                                   122                     147
          net of income tax expense of $81 and $102 for 1998 and 1997, respectively
      Less reclassification adjustment for gains included                                (524)                     (4)
          in net income net of income tax expense of
          $364 and $2 for 1998 and 1997, respectively
 --------------------------------------------------------------------------------------------------------------------
 Other comprehensive income                                                              (402)                    143
 --------------------------------------------------------------------------------------------------------------------
 Comprehensive income                                                                   $ 826                 $ 1,074
 --------------------------------------------------------------------------------------------------------------------

Note 6.  Subsequent Event


On July 1, 1998 the Company purchased 200,599 common shares from an institutional shareholder in a privately negotiated transaction totaling $3.1 million. The shares are being held as treasury stock.

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

SUMMARY

Alliance reported a 30% increase in net income to $626 thousand for the second quarter ended June 30, 1998 compared to net income of $481 thousand in last year's second quarter ($.24 vs. $.20 per share on a diluted basis). Net income for the first half of 1998 totaled $1.23 million compared to $931 thousand for the first half of 1997 ($.47 vs. $.38 per share on a diluted basis).

Also, the directors maintained the quarterly dividend at five cents per share, representing a 50% increase over the preceding quarter after taking into account the recent three for two stock split. The dividend will be payable on August 25, 1998 to shareholders of record at the close of business August 11, 1998.

During the most recent quarter, total loans grew at a 17% rate and total deposits grew at a 9% rate, on an annualized basis. The most successful new product offering was the free refinance mortgage which allows individuals to quickly and easily lower their monthly payments based on current attractive fixed rate levels. During the quarter, the Company also announced the planned relocation of one of its Tolland offices to a larger and more convenient facility.

Higher earnings in 1998 are attributable both to higher net interest income and to higher non-interest income. Net interest income increased by 8.2% during the second quarter and by 7.3% for the first half, compared to the same periods in 1997. These gains resulted both from growth in earning assets and from an improvement in the net interest margin to 3.94% in the most recent quarter, compared to 3.90% in the second quarter of 1997. Growth in non-interest income included higher fee income and gains on securities, reflecting an ongoing process of active investment portfolio management, including realizing the benefits of the strongly improving market valuations.

During the second quarter, the Company substantially resolved its three largest problem loan situations. As a result, total nonperforming assets decreased to $1.2 million from $3.0 million at the beginning of the quarter. At June 30, 1998, the ratio of nonperforming assets to total assets measured 0.47%, compared to 1.64% a year earlier. Net loan charge-offs totaled $118 thousand for the first half of 1998, and as of quarter end the allowance for loan losses totaled $3.04 million, measuring 1.84% of total loans on that date.

Non-interest expense remained relatively unchanged in most major categories, due to ongoing cost containment. Total expense increased from 1997 due to problem asset related expenses and to expenses related to expansion programs currently underway. Higher income tax expense included a charge related to an increase in the deferred tax asset valuation allowance as a result of tax planning changes anticipated for 1999.

At June 30, the Company had total assets of $252.3 million, $14.1 million (5.9%) higher than a year ago. Total loans were $165.1 million, up $18.0 million (12.2%) from a year earlier, while deposits were 225.8 million, up $12.2 million (5.7%) over the same period. Shareholders' equity increased 19.1% from a year earlier to $19.7 million, representing a book value of $7.90 per share. The Company had announced on July 2, 1998 the purchase of 200,599 shares of treasury stock. Net of this repurchase, shareholders' equity totaled $16.6 million, or $7.24 per share, as of July 1, 1998. The Company's capital remains in excess of all regulatory requirements.

RESULTS OF OPERATIONS


Net Interest Income: Net interest income increased by $164 thousand (8.2%) in the second quarter and $291 thousand (7.3%) in the first six months of 1998 compared to the same period of 1997. This is primarily due to increases of 11.7% and 9.8% in average loans over the same periods. Loan growth has primarily been in residential mortgages and consumer loans, reflecting active loan promotions in the Company's primary markets.

The fully taxable equivalent (FTE) net interest margin of 3.89% for the first half of 1998 was little changed from 3.90% for the comparable period of 1997. The net interest margin had declined to 3.83% in the first quarter of 1998 and then increased to 3.94% in the second quarter of 1998. For the first half, the net interest spread declined to 3.30% in 1998 compared to 3.42% in 1997. This is due both to a decline in the yield on earning assets (to 7.78% from 7.82%) and to an increase in the cost of interest bearing liabilities (to 4.48% from 4.40%). The yield on assets decreased due to the higher amount of short term investments held in 1998. The cost of interest bearing liabilities increased due to successful promotions of money market accounts to fund loan growth.

Provision for Loan Losses: The provision is made to maintain the allowance for loan losses at a level deemed adequate by management. The provision was increased by $21 thousand (15.3%) for the first six months of 1998, compared to 1997. The allowance was set at $3.04 million at June 30, 1998. Net charge-offs totaled $118 thousand for the first six months of 1998, compared to $237 thousand for the same period of 1997.

Non-Interest Income: Service charge and fee income increased by $30 thousand (10.5%) and by $17 thousand (3.1%) in the second quarter and first half of 1998, compared to the same periods of 1997. This increase was due to higher commercial loan fees. 1998 non-interest income also included net gains on the sale of securities totaling $453 thousand for the second quarter and $888 thousand for the first six months of the year. Investment gains reflected an ongoing process of active investment portfolio management, including realizing the benefits of the strongly improving market valuations.

Non-Interest Expense: Total non-interest expense increased by $249 thousand (15.7%) for the second quarter and by $418 thousand (13.2%) for the first six months of 1998, compared to the same periods in 1997. While most major expense categories were relatively unchanged, the major increases were in problem asset related expense and other expense. The increase in problem asset related expense was mostly due to collection expense recoveries in 1997 related to two commercial loan situations, which did not repeat in 1998. The increase in other expense was primarily due to costs related to expansion programs, including loan originations costs related to new loan products, legal costs and leasehold expense charges related to the planned move and expansion of a Tolland branch office, and consulting and director fees.

Income Tax Expense: Income tax expense in the second quarter of 1998 included a charge of approximately $105 thousand related to an increase in the deferred tax asset valuation allowance as a result of tax planning changes anticipated for 1999. Net of this charge, the effective tax rate measured 32.9% and 32.3% in the second quarter and first half of 1998, compared to 20.7% and 21.0% in the same periods of 1997. The increase in the effective tax rate was due to a lower percentage of income eligible for the dividend received deduction because most asset growth was in loan accounts. Additionally, 1997 results included a reduction in the valuation allowance on the deferred tax asset totaling $85 thousand in the first half of the year, which did not repeat in 1998.

Comprehensive Income: The notes to the financial statements include a discussion of comprehensive income in accordance with SFAS 130. For the first half of 1998, comprehensive income was $826 thousand, compared to $1.07 million in the first half of 1997. In addition to net income recorded in the Income Statement, comprehensive income includes the net effect of unrealized gains on securities available for sale during the second quarter and first six months of 1998.

FINANCIAL CONDITION


Cash and Cash Equivalents: Short term investments decreased by $2.3 million in 1998 due to loan growth in the second quarter. The $12.5 million balance at June 30, 1998 was being held in anticipation of further loan growth.

Investment Securities: Total investment securities at June 30, 1998 were little changed from the total at December 31, 1997. During the first quarter of the year, available for sale (AFS) securities had decreased by $4.6 million due primarily to a decrease in U.S. Agency securities, which were called at par due to the effect of the decline in interest rates. These securities were generally replaced with other U.S. Agency securities during the second quarter. During the first half of 1998, the total book value of securities sold was $5.7 million, consisting of equity securities. The FTE yield on AFS securities increased from 7.74% to 7.77% from the first half of 1997 to the second half of 1998. The holding gains on AFS securities totaled $109 thousand (.25% of fair value) during the first half of 1998. Total gains of $888 thousand were realized through the sale of securities. The net unrealized gain on securities component of shareholders' equity decreased by $402 thousand to $241 thousand during the first half of 1998.

Total Loans: Total loans increased by $7.7 million (4.9%) during the first half of 1998. The increases were primarily in residential mortgages and consumer loans, reflecting active loan promotions in the Company's primary markets. These promotions included mortgage promotions, home equity line promotions, and promotions of the Company's new free refinance mortgage product. Loan growth also included an increase in the balance of residential mortgage loans held for sale. The balance of commercial mortgages and loans, and of government guaranteed loans, was affected by higher amounts of prepayments in the low interest rate environment that developed in 1998.

Nonperforming Assets: Total nonperforming assets decreased to $1.2 million from $3.0 million at the beginning of the quarter. At June 30, 1998, the ratio of nonperforming assets to total assets measured 0.48%, compared to 1.11% at year-end 1997. The decrease was due to the collection of the Company's three largest nonaccruing loans. Nonaccruing loans totaled $453 thousand at June 30, 1998. Restructured loans totaled $15 thousand at June 30, 1998.

Allowance for Loan Losses: The allowance for loan losses totaled $3.04 million (1.84% of total loans) at June 30, 1998, compared to $3.0 million (1.91% of total loans) at the previous year-end. The allowance measured 671% of nonaccruing loans at the most recent quarter end, compared to 141% at year-end 1997. Annualized net loan charge-offs measured 0.15% of average loans for the first half of 1998, compared to 0.46% for the year 1997.

Deposits and Borrowings: Total deposits increased by $4.1 million (1.8%) during the first half of 1998, reflecting continued growth in money market deposit accounts as a result of ongoing promotions of this competitive product. Total borrowings were approximately unchanged at June 30, 1998 compared to the previous year-end.

Interest Rate Sensitivity: The Company's one year interest rate sensitivity gap was $(4) million as of June 30, 1998. This gap was previously a positive gap and has changed to a negative gap due to the higher level of fixed rate loan originations and the shorter term of new time account maturities in the low interest rate market that has developed in 1998. The negative gap means that interest sensitive liabilities exceed interest sensitive assets within the one year time horizon. The gap measured 1.7% of total earning assets at June 30, 1998, which was near break-even in accordance with the Company's general targets. The Company had a positive one year gap during most of the first half of 1998, which had a downward influence on net interest income due to the decline in interest rates during this period. This contributed to the narrower interest spread discussed previously.

Liquidity and Cash Flows: For the first half of 1998, the primary source of funds for Tolland Bank was growth in money market deposits and the primary use of funds was growth in residential mortgages and consumer loans. Borrowings, time deposits, and money market accounts are the primary sources of liquidity for additional balance sheet growth. Short term investments, securities available for sale, and government guaranteed loan certificates provide additional sources of liquidity. The Company's primary source of funds is dividends from the Bank and its primary use of funds is dividends to shareholders.

Capital Resources: During the first half of 1998, shareholders' equity increased by $893 thousand (4.7%) to $19.7 million, representing a book value per share of $7.90. In addition to retained earnings of $1.1 million, an additional source of growth was stock option exercises ($233 thousand), which was offset by a $402 thousand decrease in net unrealized securities gains, to $241 thousand at period end. Equity increased to 7.81% of total assets from 7.61% at year-end 1997. The Company's capital remained in excess of all regulatory requirements. At June 30, 1998, Tolland Bank reported Tier 1 Capital totaling $18.6 million, a Tier 1 Capital Ratio of 7.6%, and a Risk Based Capital Ratio of 13.1%.

Year 2000 Considerations: The Company has established a Year 2000 project plan to address systems and facilities changes necessary to properly recognize dates after 1999, and has assigned implementation responsibilities and has established management and Board reporting processes. All of the Company's significant financial accounting systems are provided under contract with major national banking systems providers who are progressing under their own Year 2000 plans. Most significant systems changes are scheduled to be completed by December 31, 1998. The Company's plan follows the five step approach required by its regulators: Awareness, Assessment, Modification, Verification, and Implementation. The Company has arranged for temporary consulting help and has purchased diagnostic software to assist with this project. The Company's project also addresses its other suppliers, customers, and other constituents, as well as remediation and business resumption contingency plans. The costs of the project, which are not expected to be significant, and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. The primary uncertainty facing the Company is the ability of third party systems providers to identify and modify software as planned. Specific factors that might cause material differences from plans include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

Additional information about the Company's Year 2000 status at June 30, 1998 was as follows:

Readiness: The Company's plans include both information technology ("IT") and non-IT systems. Most of the Company's primary Year 2000 exposures relate to IT systems, primarily to the vendor of its account processing systems. This is a large national banking systems vendor; as of June 30, 1998 the vendor reported that it had completed the remediation and implementation steps on the account processing systems used by the Company. This vendor is initiating internal testing in the next quarter, and the Company is scheduled to perform its own tests early in the fourth quarter.

Costs: The Company has not incurred material costs related to its Year 2000 program. The Company is being charged approximately $25 thousand by its account processing vendor for testing arrangements, which is being billed over twelve months. The Company has accelerated certain capital expenditure plans, totaling approximately $150 thousand, related to computer upgrades, which are planned for the second half of 1998.

Risks: The most significant risk anticipated by the Company is the possibility of interruptions to its account processing systems. Due to the progress described above, the Company does not presently foresee any material interruptions to these systems. The next most significant risk relates to interruptions in the payment processing systems, which are integrated with the Company's account processing systems. The Company is working with its payment processing vendors, the most significant of which are reported to be making satisfactory progress in complying with federal regulatory guidelines for Year 2000 readiness. These guidelines include the completion of remediation and the initiation of testing in 1998.

Contingency Plans: The Company has taken actions to comply with federal regulatory requirements for Year 2000 contingency planning. The Company has established a contingency planning committee representing all of its major functional areas. The Company has established a contingency plan timetable and is currently developing risk analyses for its high priority business functions.

Recently Issued Accounting Standards:

In June 1997, the FASB issued SFAS No. 131, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 was developed jointly by the FASB and the Accounting Standards Board of the Canadian Institute of Chartered Accountants in response to requests from financial statement users for additional and better segment information. This statement is effective for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated, unless it is impractical to do so. The Company does not anticipate that SFAS No. 131 will significantly impact the composition of its current operating statements which are consistent with the management approach.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that companies record all derivatives as either assets or liabilities in the statement of condition and measure those instruments at fair value. The manner in which the companies are to record gains and losses resulting from changes in the values of those derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999 with earlier adoption permitted. Upon initial application, hedging relationships must be designated anew and documented pursuant to the provisions of the statement. Management has not yet evaluated the impact of the implementation of SFAS No. 133.

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

Item 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS
              -----------------------------------------
              None.

Item 3.       DEFAULTS UPON SENIOR SECURITIES
              -------------------------------
              None.

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
              ---------------------------------------------------
              The annual meeting of stockholders of Alliance Bancorp of New England, Inc. was held on April 8, 1998, for the purposes of considering and voting upon the following matters: (i) the election of three directors of the Company for three year terms and (ii) approval and adjournment of the annual meeting, if necessary, to permit solicitations of proxies in the event there are not sufficient votes at the time of the annual meeting to approve matter (i). The following table sets forth the results as to each matter voted upon.

                                                                                            %           Broker
                Proposal                        For            Against       Abstain     Approved      Non-votes
                ------------------------------------------------------------------------------------------------
                No. 1
                     Boardman                1,524,711          9,410             -        99.4%           -
                     Dowty                   1,524,506          9,615             -        99.4            -
                     Peterson                1,524,883          9,238             -        99.4            -

                No. 2                        1,495,945         22,561        15,615        97.5            -

Item 5.       OTHER INFORMATION
              -----------------
              None.

Item 6        EXHIBITS AND REPORTS ON FORM 8-K
              --------------------------------
              (a)  Exhibit index
                  The exhibits listed below are included in this report or are incorporated herein by reference to the identified document previously filed with the Securities and Exchange Commission as set forth parenthetically.
                  27       Financial Data Schedule

              (b) Reports on Form 8-K filed during the quarter ended June 30,
                  1998.
                  On May 21, 1998, the Company filed a report on Form 8-K. The report disclosed under Item 5 - Other Events the approval by the Board of Directors of a 3-for-2 split of the common stock of the Company to be effected as a stock dividend payable on May 26, 1998, to shareholders of record as of May 12, 1998.

Average Balance Sheet and Interest Rates - Fully Taxable Equivalent (FTE)

(dollars in thousands)                       Average Balance                         Rate (FTE Basis)
-----------------------------------------------------------------------------------------------------
Quarters ended June 30                      1998          1997                        1998       1997
-----------------------------------------------------------------------------------------------------
Loans                                  $ 163,392     $ 146,215                        8.25%      8.19%
Securities available for sale             42,466        51,082                        7.63       7.71
Securities held to maturity               19,020        20,440                        5.88       5.96
Other earning assets                      12,132         1,875                        5.89       5.22
-----------------------------------------------------------------------------------------------------
     Total earning assets                237,010       219,612                        7.81       7.83
Other assets                               9,821        10,782
-----------------------------------------------------------------------------------------------------
     Total assets                      $ 246,831     $ 230,394
-----------------------------------------------------------------------------------------------------
Interest bearing deposits              $ 202,019     $ 191,634                        4.42       4.37
Borrowings                                 3,708         4,194                        6.58       6.24
-----------------------------------------------------------------------------------------------------
Interest bearing liabilities             205,727       195,828                        4.46       4.41
Other Liabilities                         21,791        18,880
Shareholder's equity                      19,313        15,686
-----------------------------------------------------------------------------------------------------
Total liabilities and equity           $ 246,831     $ 230,394
-----------------------------------------------------------------------------------------------------
Net Interest Spread                                                                   3.35%      3.42%
Net Interest Margin                                                                   3.94%      3.90%


(dollars in thousands)                        Average Balance                        Rate (FTE Basis)
-----------------------------------------------------------------------------------------------------
Six months ended June 30                    1998          1997                        1998       1997
-----------------------------------------------------------------------------------------------------
Loans                                  $ 160,280     $ 145,958                        8.21%      8.14%
Securities available for sale             42,251        49,005                        7.77       7.74
Securities held to maturity               19,337        20,521                        5.90       5.95
Other earning assets                      13,925         2,011                        5.85       4.26
-----------------------------------------------------------------------------------------------------
     Total earning assets                235,793       217,495                        7.78       7.82
Other assets                               9,698        10,748
-----------------------------------------------------------------------------------------------------
     Total assets                      $ 245,691     $ 228,243
-----------------------------------------------------------------------------------------------------
Interest bearing deposits              $ 201,521     $ 189,619                        4.43       4.46
Borrowings                                 3,736         4,692                        6.49       6.19
-----------------------------------------------------------------------------------------------------
Interest bearing liabilities             205,257       194,311                        4.48       4.40
Other Liabilities                         21,322        18,431
Shareholder's equity                      19,112        15,501
-----------------------------------------------------------------------------------------------------
Total liabilities and equity           $ 245,691     $ 228,243
-----------------------------------------------------------------------------------------------------
Net Interest Spread                                                                   3.30%      3.42%
Net Interest Margin                                                                   3.89%      3.90%

Signatures

         Pursuant to the requirements to Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ALLIANCE BANCORP OF NEW ENGLAND, INC.





         Date:     August 12, 1998       /s/ Joseph H. Rossi
                                         -------------------
                                         Joseph H. Rossi
                                         President/CEO



         Date:     August 12, 1998       /s/ David H. Gonci
                                         ------------------
                                         David H. Gonci
                                         Vice President/CFO/Treasurer