Form 10-Q
period 1998-09-30
ALLIANCE BANCORP OF NEW ENGLAND INC
filed 1998-11-13
CIK 1046002

FORM 10-Q
--------------------------------------------------------------------------------

United States Securities and Exchange Commission
Washington, DC 20549
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
 Exchange Act of 1934
For the Quarterly Period Ended September 30, 1998
Commission File Number 001-13405

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

As of November 6, 1998, Alliance Bancorp of New England had 2,291,953 shares of common stock outstanding.

TABLE OF CONTENTS                                                          Page

Table      Consolidated Selected Financial Data..............................2
Part I     Financial Information
Item 1     Financial Statements
               Consolidated Balance Sheets...................................3
               Consolidated Income Statements................................4
               Consolidated Statements of Changes in Shareholders' Equity....5
               Consolidated Statements of Cash Flows.........................6
               Notes to Consolidated Financial Statements....................7
Item 2     Management's Discussion and Analysis
               of Financial Condition and Results of Operations.............10
               Special Note Regarding Forward-Looking Statements............10
Item 3     Quantitative and Qualitative Disclosures About Market Risk.......15
Part II    Other Information................................................15
Table      Average Balance Sheet and Interest Rates ........................16
Signatures     .............................................................17

                      Alliance Bancorp of New England, Inc.
                Consolidated Selected Financial Data (Unaudited)


                                                              As of and for the three months     As of and for the nine months
                                                                   ended September 30,                ended September 30,
                                                              ------------------------------     -------------------------------
                                                                     1998             1997             1998              1997
                                                                 --------         --------          -------           -------

For the Quarter (in thousands)
Net interest income                                               $ 2,280          $ 1,980          $ 6,539           $ 5,948
Provision for loan losses                                              10              379              168               516
Service charges and fees                                              309              289              872               834
Net gain on securities                                                183              430            1,071               436
Net gain (loss) on assets                                             (25)             (26)             (25)              (66)
Non-interest expense                                                1,769            1,584            5,350             4,749
Income before income taxes                                            968              710            2,939             1,887
Income tax expense                                                    315              187            1,057               434
Net income                                                          $ 653            $ 523          $ 1,882           $ 1,453
                                                                 --------         --------          -------           -------

Per Share
Basic earnings                                                     $ 0.28           $ 0.22           $ 0.78            $ 0.62
Diluted earnings                                                     0.27             0.21             0.75              0.59
Dividends declared                                                   0.05             0.03             0.12              0.10
Book value                                                           7.59             7.30             7.59              7.30
Common stock price:
High                                                                15.75            12.17            16.67             12.17
Low                                                                  9.75             8.69             9.75              5.75
Close                                                               10.13            11.17            10.13             11.17
                                                                 --------         --------          -------           -------

At Quarter End (in millions)
Total assets                                                      $ 252.0          $ 241.9          $ 252.0           $ 241.9
Total loans                                                         172.3            151.1            172.3             151.1
Other earning assets                                                 68.7             79.3             68.7              79.3
Deposits                                                            227.3            218.3            227.3             218.3
Borrowings                                                            5.9              4.8              5.9               4.8
Shareholders' equity                                                 17.4             17.8             17.4              17.8
                                                                 --------         --------          -------           -------

Operating Ratios (in percent)
Return on average assets                                             1.04%            0.88%            1.01%             0.84%
Return on average equity                                            15.72            12.18            13.81             11.79
Equity % total assets (period end)                                   6.91             7.36             6.91              7.36
Net interest spread (fully taxable equivalent)                       3.57             3.23             3.38              3.35
Net interest margin (fully taxable equivalent)                       4.10             3.74             3.96              3.84
Dividend payout ratio                                               17.55            12.89            14.92             14.11
                                                                 --------         --------          -------           -------


                      Alliance Bancorp of New England, Inc.
                     Consolidated Balance Sheets (Unaudited)

                                                                          September 30,             December 31,
(in thousands except share data)                                              1998                     1997
                                                                            ---------                ---------
Assets
     Cash and due from banks                                                $   5,890                $   6,652
     Short-term investments                                                    12,799                   14,765
                                                                            ---------                ---------
         Total cash and cash equivalents                                       18,689                   21,417

     Securities available for sale (at fair value)                             38,118                   43,729

     Securities held to maturity                                               17,737                   19,949

     Residential mortgage loans                                                52,089                   39,319
     Commercial mortgage loans                                                 42,166                   45,511
     Other commercial loans                                                    22,700                   18,270
     Consumer loans                                                            32,140                   29,504
     Government guaranteed loans                                               23,200                   24,846
                                                                            ---------                ---------
         Total loans                                                          172,295                  157,450
     Less: Allowance for loan losses                                           (3,040)                  (3,000)
                                                                            ---------                ---------
         Net loans                                                            169,255                  154,450

     Premises and equipment, net                                                4,107                    4,151
     Foreclosed assets, net                                                       619                      617
     Other assets                                                               3,479                    2,816
                                                                            ---------                ---------
         Total assets                                                       $ 252,004                $ 247,129
                                                                            ---------                ---------
Liabilities and Shareholders' Equity
     Demand deposits                                                        $  20,906                $  21,918
     NOW deposits                                                              20,996                   22,260
     Money market deposits                                                     24,002                   15,447
     Savings deposits                                                          34,530                   34,677
     Time deposits                                                            126,851                  127,431
                                                                            ---------                ---------
         Total deposits                                                       227,285                  221,733

     Borrowings                                                                 5,873                    5,739
     Other liabilities                                                          1,439                      854
                                                                            ---------                ---------
         Total liabilities                                                    234,597                  228,326

     Preferred stock, ( $.01 par value; 100,000 shares
         authorized, none issued)                                                  --                       --
     Common stock, ($.01 par value; authorized 4,000,000
         shares; issued 2,492,552 in 1998
         and 1,636,269 in 1997; outstanding 2,291,953 in 1998
         and 1,636,269 in 1997)                                                    25                       16
     Additional paid-in capital                                                11,306                   11,073
     Retained earnings                                                          8,662                    7,071
     Other comprehensive income, net                                              523                      643
     Treasury stock (200,599 shares in 1998)                                   (3,109)                      --
                                                                            ---------                ---------
         Total shareholders' equity                                            17,407                   18,803
                                                                            ---------                ---------
         Total liabilities and shareholders' equity                         $ 252,004                $ 247,129
                                                                            ---------                ---------

          See accompanying notes to consolidated financial statements.

                      Alliance Bancorp of New England, Inc.
                   Consolidated Income Statements (Unaudited)

                                                                                                      Nine Months Ended
                                                              Three Months Ended September 30,          September 30,
                                                              --------------------------------    -----------------------------
 (in thousands except share data)                                 1998              1997              1998              1997
                                                              -----------       -----------       -----------       -----------
Interest Income
     Loans                                                    $     3,576       $     3,065       $    10,131       $     9,004
     Debt Securities                                                  635               811             1,893             2,494
     Dividends on equity securities                                   311               256               936               805
     Other earning assets                                              97                72               470               112
                                                              -----------       -----------       -----------       -----------
         Total interest and dividend income                         4,619             4,204            13,430            12,415
                                                              -----------       -----------       -----------       -----------

Interest Expense
     Deposits                                                       2,275             2,163             6,707             6,262
     Borrowings                                                        64                61               184               205
                                                              -----------       -----------       -----------       -----------
         Total interest expense                                     2,339             2,224             6,891             6,467
                                                              -----------       -----------       -----------       -----------

Net interest income                                                 2,280             1,980             6,539             5,948

Provision For Loan Losses                                              10               379               168               516
                                                              -----------       -----------       -----------       -----------
     Net interest income after provision for loan losses            2,270             1,601             6,371             5,432

Non-Interest Income
     Service charges and fees                                         309               289               872               834
     Net gain on securities                                           183               430             1,071               436
     Net loss on assets                                               (25)              (26)              (25)              (66)
                                                              -----------       -----------       -----------       -----------
         Total non-interest income                                    467               693             1,918             1,204

Non-Interest Expense
     Compensation and benefits                                        856               767             2,567             2,442
     Occupancy                                                        157               138               457               435
     Equipment                                                         77                80               227               234
     Data processing services                                         141               153               417               471
     Office, FDIC, & Insurance                                        114               141               381               405
     Problem asset related expense                                     22                13               168                20
     Other                                                            402               292             1,133               742
                                                              -----------       -----------       -----------       -----------
         Total non-interest expense                                 1,769             1,584             5,350             4,749
                                                              -----------       -----------       -----------       -----------
     Income before income taxes                                       968               710             2,939             1,887
     Income tax expense                                               315               187             1,057               434
                                                              -----------       -----------       -----------       -----------
         Net Income                                           $       653       $       523       $     1,882       $     1,453
                                                              -----------       -----------       -----------       -----------

Per Share Data
     Basic earnings per share                                 $       .28       $       .22       $       .78       $       .62
                                                              -----------       -----------       -----------       -----------
     Diluted earnings per share                               $       .27       $       .21       $       .75       $       .59
                                                              -----------       -----------       -----------       -----------

     Average basic shares outstanding                           2,291,953         2,395,411         2,422,623         2,361,669
     Average additional dilutive shares                            87,061            91,865            95,479            98,072
                                                              -----------       -----------       -----------       -----------
     Average diluted shares outstanding                         2,379,014         2,487,276         2,518,102         2,459,741
                                                              -----------       -----------       -----------       -----------

          See accompanying notes to consolidated financial statements.

                      Alliance Bancorp of New England, Inc.
     Consolidated Statements of Changes in Shareholders' Equity (Unaudited)

                                                                                    Accumulated
                                                          Additional                   other                            Total
Nine Months Ended September 30                Common       paid-In      Retained    comprehensive    Treasury        shareholders'
(in thousands except share data)               stock       capital      earnings      income           Stock            equity
                                         ------------- ------------- ------------ --------------    -------------    -------------

1997
--------
Balance, December 31, 1996                   $  1,173     $  8,918     $  5,731     $   (233)                         $ 15,589
Net Income                                         --           --        1,453           --                             1,453
Dividends declared and paid                        --                      (190)          --                              (190)
Four for three stock split
  effected as a stock dividend                    399           --         (399)          --                                --
Issuance of shares pursuant
  to exercise of stock options                     18          526           --           --                               544
Conversion of par value to $.01 per
  share from $1.00 due to formation of
  Alliance Bancorp                             (1,574)       1,574           --           --                                --
Change in other comprehensive income, net          --           --           --          412                               412
                                             --------     --------     --------     --------         --------         --------
Balance, September 30, 1997                  $     16     $ 11,018     $  6,595     $    179                          $ 17,808
                                             --------     --------     --------     --------         --------         --------


1998
--------
Balance, December 31, 1997                   $     16     $ 11,073     $  7,071     $    643                          $ 18,803
Net Income                                         --           --        1,882           --                             1,882
Dividends declared and paid                        --           --         (282)          --                              (282)
Three for two stock split
  effected as a stock dividend                      9           --           (9)          --                                --
Issuance of shares pursuant to exercise
  of stock options                                 --          233           --           --                               233
Purchase of treasury stock                         --           --           --           --           (3,109)          (3,109)
Change in other comprehensive income, net          --           --           --         (120)                             (120)
                                             --------     --------     --------     --------         --------         --------
Balance, September 30, 1998                  $     25     $ 11,306     $  8,662     $    523           (3,109)        $ 17,407
                                             --------     --------     --------     --------         --------         --------

          See accompanying notes to consolidated financial statements.

                      Alliance Bancorp of New England, Inc.
                Consolidated Statements of Cash Flows (Unaudited)


                                                                      Nine months ended September 30,
                                                                     ----------------------------------
(in thousands)                                                         1998                      1997
                                                                     --------                  --------
Operating Activities:
     Net income                                                      $  1,882                  $  1,453
     Adjustments to reconcile net income to
       net cash provided by operating activities:
         Provision for loan losses                                        168                       516
         Depreciation and amortization                                    416                       412
         Net investment security gains                                 (1,071)                     (436)
         Net asset losses                                                  25                        66
         Increase in other liabilities                                    585                       375
         Decrease (increase) in loans held for sale                    (1,026)                      501
         Increase (decrease) in other assets                              271                      (561)
                                                                     --------                  --------
         Net cash provided by operating activities                      1,250                     2,326

Investing Activities:
     Securities available for sale:
         Proceeds from amortization and maturities                     18,298                     6,603
         Proceeds from sales of securities                              9,876                     5,993
         Purchases of securities                                      (22,913)                  (14,466)
     Securities held to maturity:
         Proceeds from amortization and maturities                      2,302                       667
     Net increase in loans                                            (13,819)                   (3,241)
     (Increase) decrease in foreclosed assets, net                         (2)                      435
     Purchases of premises and equipment                                 (248)                      (41)
                                                                     --------                  --------
         Net cash used in investing activities                         (6,506)                   (4,050)

Financing Activities:
     Net increase in interest-bearing deposits                          6,564                    12,560
     Net increase (decrease) in demand deposits                        (1,012)                       93
     Net increase (decrease) in FHLB advances                             134                    (3,611)
     Net increase (decrease) in other borrowings                           --                    (2,000)
     Stock options exercised                                              233                       544
     Cash dividends paid                                                 (282)                     (190)
     Purchase of treasury stock                                        (3,109)                       --
                                                                     --------                  --------
         Net cash provided by financing activities                      2,528                     7,396
                                                                     --------                  --------
Net Change in cash and cash equivalents                                (2,728)                    5,672
Cash and cash equivalents at beginning of the period                   21,417                    12,563
                                                                     --------                  --------
Cash and cash equivalents at end of the period                       $ 18,689                  $ 18,235
                                                                     --------                  --------

Supplemental Information On Cash Payments
     Interest expense                                                $  6,741                  $  6,447
     Income taxes                                                         727                       133

Supplemental Information On Non-cash Transactions
     Net loans transferred to foreclosed assets                            12                        83


          See accompanying notes to consolidated financial statements.

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

The Company is a one bank holding company, chartered in Delaware. Its bank subsidiary is Tolland Bank ("the Bank"), a Connecticut chartered savings bank with deposits insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC"). The Bank provides consumer and commercial banking services from its seven offices located in Tolland County, Connecticut. Tolland Bank maintains a wholly owned forclosed asset liquidation subsidiary named Asset Recovery Systems, Inc. ("ARS"). The consolidated financial statements include the Company, the Bank, and ARS. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

On April 28, 1998, the Company declared a three-for-two common stock split effected as a 50.0% stock dividend which was paid on May 26, 1998. The financial statements as of September 30, 1998 include the effects of this split, and all per share information has been retroactively adjusted to reflect this stock dividend for all periods in the statements. The stock dividend was recorded based on the $.01 par value of the common stock. After the stock split, common stock par value totaled $25 thousand, an increase of $9 thousand from year-end 1997.

Note 2.  Securities

                                             Amortized           Unrealized           Unrealized                Fair
September 30, 1998 (in thousands)              Cost                Gains                Losses                  Value
                                               ----                -----                ------                  -----

Securities available for sale
U.S. Government and agency                   $14,752                $   54                $ (77)                $14,729
U.S. Agency mortgage-backed                    2,645                    33                   --                   2,678
Other debt securities                            991                    13                   --                   1,004
Marketable equity                             17,774                 1,116                  (59)                 18,831
FHLB stock                                       876                    --                   --                     876
                                             -------                ------                -----                 -------
     Total available for sale                $37,038                $1,216                $(136)                $38,118
                                             -------                ------                -----                 -------
Securities held to maturity
U.S. Government and agency                   $ 2,919                $   85                $  (1)                $ 3,003
U.S. Agency mortgage-backed                   13,219                    68                  (12)                 13,275
Other debt securities                          1,599                    52                   --                   1,651
                                             -------                ------                -----                 -------
     Total held to maturity                  $17,737                $  205                $ (13)                $17,929
                                             -------                ------                -----                 -------


                                             Amortized           Unrealized           Unrealized                Fair
December 31, 1997 (in thousands)               Cost                Gains                Losses                  Value
                                               ----                -----                ------                  -----
Securities available for sale
U.S. Government and agency                   $18,081                $   27                $(217)                $17,891
U.S. Agency mortgage-backed                    5,366                    27                   (2)                  5,391
Other debt securities                          1,312                     9                   --                   1,321
Marketable equity                             16,710                 1,586                   --                  18,296
FHLBB stock                                      830                    --                   --                     830
                                             -------                ------                -----                 -------
     Total available for sale                $42,299                $1,649                $(219)                $43,729
                                             -------                ------                -----                 -------
Securities held to maturity
U.S. Government and agency                   $ 2,901                $   45                $  (5)                $ 2,941
U.S. Agency mortgage-backed                   15,214                    48                  (38)                 15,224
Other debt securities                          1,834                    25                   (3)                  1,856
                                             -------                ------                -----                 -------
     Total held to maturity                  $19,949                $  118                $ (46)                $20,021
                                             -------                ------                -----                 -------




Note 3.  Nonperforming Loans

                                                                                September 30,             December 31
(in thousands)                                                                      1998                    1997
                                                                                -------------             -----------

Total nonaccruing loans                                                            $  468                $2,133
Accruing loans past due 90 days or more                                                --                    86
Impaired loans:
     Impaired loans - valuation allowance required                                    413                 1,607
     Impaired loans - no valuation allowance required                                 398                 1,576
                                                                                   ------                ------
         Total impaired loans                                                      $  811                $3,183
     Total valuation allowance on impaired loans                                      110                   340
Restructured loans, all of which are performing                                        13                   502

Note 4.  Allowance for Loan Losses

                                            Nine Months Ended       Year Ended
                                             September 30,          December 31,
(in thousands)                                    1998                   1997
                                             -------------          ------------

Beginning balance                              $ 3,000                  $ 2,850
Charge-offs:
     Residential mortgages                        (130)                    (108)
     Consumer                                     (135)                    (366)
     Commercial                                    (51)                    (294)
                                               -------                  -------
         Total Charge-offs                        (316)                    (768)
                                               -------                  -------
Recoveries:
     Residential mortgages                        --                         11
     Consumer                                       45                       45
     Commercial                                    143                       33
                                               -------                  -------
         Total Recoveries                          188                       89
                                               -------                  -------
Net Charge-offs                                   (128)                    (679)
Provision for losses                               168                      829
                                               -------                  -------
         Ending balance                        $ 3,040                  $ 3,000
                                               -------                  -------

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

The following table summarizes comprehensive income:

                                                                  Three Months Ended September         Nine Months Ended
                                                                              30,                        September 30,
                                                                     -----------------------       --------------------------
(in thousands)                                                          1998           1997           1998             1997
                                                                     -------         -------         -------          -------
Net income                                                           $   653         $   523         $ 1,882          $ 1,453
Other comprehensive income, net of tax:
     Unrealized gains on investments
     Unrealized holding gain arising during the period
         net of income tax expense of $120 and $10
         (three months) and $356 and $465 (nine months)
         for 1998 and 1997, respectively                                 174              15             512              669
     Less reclassification adjustment for gains included
         in net income net of income tax expense of
         $75 and $176 (three months) and $439 and
         $179 (nine months ) for 1998 and 1997, respectively             108             254            (632)            (257)
                                                                     -------         -------         -------          -------
Other comprehensive income                                               282             269            (120)             412
                                                                     -------         -------         -------          -------
Comprehensive income                                                 $   935         $   792         $ 1,762          $ 1,865
                                                                     -------         -------         -------          -------

Note 6.  Purchase of Treasury Stock


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

SUMMARY


Alliance Bancorp of New England, Inc. reported a 25% increase in net income to $653 thousand for the third quarter ended September 30, 1998 compared to net income of $523 thousand in last year's third quarter ($.27 vs. $.21 per share on a diluted basis). Net income for the first nine months of 1998 totaled $1.882 million compared to $1.453 million in the same period of 1997 ($.75 vs. $.59 per share on a diluted basis). Also, the directors declared a regular quarterly cash dividend of five cents per share payable on November 24, 1998 to shareholders of record at the close of business November 10, 1998.

Higher earnings in 1998 are attributable to higher net interest income, a lower provision for loan losses, and higher non-interest income. Net interest income increased by 15% during the third quarter and by 10% for the year to date, compared to the same periods in 1997. These gains resulted both from growth in earning assets and from an improvement in the net interest margin to 4.10% in the most recent quarter, compared to 3.74% in the third quarter of 1997. The higher net interest margin includes the impact of $69 thousand of recovered loan interest income in the third quarter. The lower provision for loan losses coincides with lower year to date net loan charge-offs and lower levels of problem assets. For the first nine months, gains in non-interest income included higher net service charge income and gains on securities. Securities gains reflect an ongoing process of active investment portfolio management, including realizing the benefits of the strongly improving market valuations.

Non-interest expense increased by 13% in 1998 due to higher compensation expense and miscellaneous other expense. Compensation expense has increased due to staff additions related to growth in the commercial lending department and to branch expansion. Growth in other expense included higher problem asset expense related to the disposition of nonperforming assets, which declined to $1.1 million from $2.7 million at the beginning of the year. Other expense increases related to increased loan volume, computer system upgrades, and other charges related to branch expansion. The effective tax rate increased due to a second quarter charge related to an increase in the deferred tax asset valuation allowance as a result of tax planning changes anticipated for 1999. The company has initiated steps toward the formation of a passive investment subsidiary in accordance with changes in Connecticut tax statutes, resulting in an expected reduction in the effective tax rate beginning in 1999.

At September 30, the Company had total assets of $252 million, a 2.0% increase from the beginning of the year. Total loans were $172.3 million, increasing 9.4% during the last nine months. Total deposits were $227.3 million, increasing 2.5% from the beginning of the year. Shareholders' equity totaled $17.4 million, representing a book value per share of $7.59. The Company had announced on July 2, 1998 the purchase of 200,599 shares of treasury stock at a total cost of $3.1 million. The Company's capital remains in excess of all regulatory requirements.

Return on shareholders' equity measured 15.72% for the third quarter and 13.81% for the first nine months of 1998, compared to 12.18% and 11.79% for the same periods of 1997.

Continued improvement in earnings is consistent with the fundamental improvements the Company has made to its business. In recent months, the Company has announced the opening of a new branch in Hebron and plans for a new branch in South Windsor. In each case, banking consolidations have provided an attractive opportunity to enter new markets which are natural extensions of the Company's current territory. Additionally, the Company has announced that Robert Ciraco has joined the bank as Senior Vice President to contribute both to mortgage and commercial lending activities. Despite recent changes in credit markets, the Company continues to build new loan volume as the foundation for growth in net income.

RESULTS OF OPERATIONS


Net Interest Income: Net interest income increased by $300 thousand (15.2%) in the third quarter and $591 thousand (9.9%) in the first nine months of 1998 compared to the same period of 1997. This is primarily due to increases of 12.9% and 10.9% in average loans over the same periods. Loan growth has primarily been in residential mortgages and consumer loans, reflecting active loan promotions in the Company's primary markets.

The fully taxable equivalent (FTE) net interest margin was 4.10% for the third quarter of 1998, up from 3.89% for the first six months of 1998 and from 3.74% for the first nine months of 1997. The margin for the most recent quarter included $69 thousand of recovered loan interest, which contributed about 0.12% to the margin for the quarter. Growth in the margin also reflected the benefit of an increase in the net interest spread to 3.38% for the first nine months of 1998, compared to 3.35% for the same period of 1997. This included the benefit of a higher proportion of fixed rate assets in 1998, with a generally higher interest rate and with less sensitivity to falling interest rates which have characterized the environment in 1998. This benefit has been offset in part by a higher level of short term investments held in 1998.

Provision for Loan Losses: The provision is made to maintain the allowance for loan losses at a level deemed adequate by management. The provision in the most recent quarter was a comparatively low $10 thousand, and was equal to net chargeoffs for the quarter. The provision decreased from $379 thousand in the same quarter of 1997. That provision had reflected a higher impairment reserve on one collateralized commercial loan, which was substantially resolved in the second quarter of 1998. Please see further discussion below regarding the allowance for loan losses.

Non-Interest Income: Service charge and fee income increased by $20 thousand (6.9%) and by $38 thousand (4.6%) in the third quarter and first nine months of 1998, compared to the same periods of 1997. This increase was due to higher commercial loan fees, primarily representing recoveries of penalties. 1998 non-interest income also included net gains on the sale of securities totaling $183 thousand for the third quarter and $1.071 million for the first nine months of the year. Investment gains reflected an ongoing process of active investment portfolio management, including realizing the benefits of improving market valuations. Losses on assets related to writedowns or liquidation losses on foreclosed properties.

Non-Interest Expense: Total non-interest expense increased by $185 thousand (11.7%) for the third quarter and by $601 thousand (12.7%) for the first nine months of 1998, compared to the same periods in 1997. Most categories of overhead expense were flat or down due to ongoing cost containment. Compensation growth for the first nine months totaled $125 thousand, including $193 thousand in full time salary growth, partially offset by $96 thousand in higher salary deferrals on loan originations. The increase in problem asset related expense included the effect of collection expense recoveries in 1997 related to two commercial loan situations, which did not repeat in 1998. The increase in other expense was primarily due to costs related to expansion programs, including loan originations costs related to new loan products, systems upgrades, legal costs and leasehold expense charges related to the planned move and expansion of a Tolland branch office, and consulting and director fees.

Income Tax Expense: Income tax expense in the second quarter of 1998 included a charge of approximately $105 thousand related to an increase in the deferred tax asset valuation allowance as a result of tax planning changes anticipated for 1999. The company has initiated steps toward the formation of a passive investment subsidiary in accordance with changes in Connecticut tax statutes, resulting in an expected reduction in the effective tax rate beginning in 1999. Net of this charge, the effective tax rate measured 32.5% and 32.4% in the third quarter and first nine months of 1998, compared to 26.3% and 23.0% in the same periods of 1997. The increase in the effective tax rate was due to a lower percentage of income eligible for the dividend received deduction because most asset growth was in loan accounts. Additionally, 1997 results included a reduction in the valuation allowance on the deferred tax asset totaling $130 thousand in the first nine months of the year, which did not repeat in 1998.

Comprehensive Income: The notes to the financial statements include a discussion of comprehensive income in accordance with SFAS 130. For the first nine months of 1998, comprehensive income was $1.762 million, compared to $1.865 million in the same period of 1997. In addition to net income recorded in the Income Statement, comprehensive income includes the net effect of unrealized gains on securities available for sale.

FINANCIAL CONDITION


Cash and Cash Equivalents: Short term investments decreased by $2.0 million in 1998 due to loan growth in the second and third quarters. The $12.8 million balance at September 30, 1998 was being held in anticipation of further loan and investment growth.

Investment Securities: Available for sale (AFS) securities at September 30, 1998 were $38.1 million, compared to $43.7 million at year-end 1997. Due to decreases in interest rates, callable U.S. Agency securities were called at par in the second quarter. These were replaced with similar securities which were called in September. During the first nine months of 1998, the total book value of securities sold was $9.8 million, consisting of equity securities, which were replaced with other equity securities. The FTE yield on AFS securities increased to 7.76% in the first nine months of 1998, compared to 7.54% for the same period of 1997. The holding gain on AFS securities totaled $721 thousand (1.65% of fair value) during the first nine months of 1998. Total gains of $1.071 million were realized through the sale of securities for the first nine months of 1998. The net unrealized gain on AFS securities stood at $1.1 million at September 30, 1998, compared to $1.4 million at year-end 1997. For the first nine months of 1998, held to maturity (HTM) securities declined by $2.2 million to $17.7 million as a result of amortization and prepayments. The yield on HTM securities measured 5.89% over this time, compared to 5.93% for the same period of 1997.

Total Loans: Total loans increased by $14.8 million (9.4%) during the first nine months of 1998. The increases were primarily in residential mortgages and consumer loans, reflecting active loan promotions in the Company's primary markets. These promotions included mortgage promotions, home equity line promotions, and promotions of the Company's new free refinance mortgage product. The Company continues to sell the majority of its residential mortgage originations. The balance of commercial mortgages and loans, and of government guaranteed loans, was affected by higher amounts of prepayments in the low interest rate environment that developed in 1998.

Nonperforming Assets: Total nonperforming assets decreased to $1.1 million from $2.7 million at the beginning of the year. At September 30, 1998, the ratio of nonperforming assets to total assets measured 0.44%, compared to 1.11% at year-end 1997. The decrease was due to the collection of the Company's three largest nonaccruing loans. Nonaccruing loans totaled $468 thousand at September 30, 1998. Restructured loans totaled $13 thousand at that date.

Allowance for Loan Losses: The allowance for loan losses totaled $3.04 million (1.76% of total loans) at September 30, 1998, compared to $3.0 million (1.91% of total loans) at the previous year-end. The allowance measured 650% of nonaccruing loans at the most recent quarter end, compared to 141% at year-end 1997. Annualized net loan charge-offs measured 0.10% of average loans for the first nine months of 1998, compared to 0.46% for the year 1997. For 1998, gross charge-offs totaled $316 thousand and gross recoveries totaled $188 thousand.

Deposits and Borrowings: Total deposits increased by $5.6 million (2.5%) during the first nine months of 1998, reflecting continued growth in money market deposit accounts as a result of ongoing promotions of this competitive product. Total borrowings were approximately unchanged at September 30, 1998 compared to the previous year-end.

Interest Rate Sensitivity: The Company's one year interest rate sensitivity gap was approximately $(25) million as of September 30, 1998. This gap was previously a positive $20 million gap at year end 1997 and has changed to a negative gap due to the higher level of fixed rate loan originations, growth in money market deposits, and the shorter term of new time account maturities in the low interest rate market that has developed in 1998. The negative gap means that interest sensitive liabilities exceed interest sensitive assets within the one year time horizon. The gap measured about 10.5% of total earning assets at September 30, 1998.

Liquidity and Cash Flows: For the first nine months of 1998, the primary sources of funds for Tolland Bank were growth in money market deposits and run-off of investments; the primary uses of funds were growth in residential mortgages and consumer loans. Short term investments, borrowings, time deposits, and money market accounts are the primary sources of liquidity for additional balance sheet growth. Securities available for sale and government guaranteed loan certificates provide additional sources of liquidity. The Company's primary source of funds is dividends from the Bank and its primary use of funds is dividends to shareholders. The declaration of cash dividends is dependent on a number of factors, including regulatory limitations, and the Bank's operating results and financial conditions. During the third quarter, Tolland Bank provided a $3.1 million dividend to the Company, which was used to fund a treasury stock purchase.

Capital Resources: During the first nine months of 1998, shareholders' equity decreased by $1.4 million (7.4%) to $17.4 million, representing a book value per share of $7.59. The decrease in shareholders' equity was due to the $3.1 million purchase of treasury stock in the third quarter, partially offset by $1.6 million in retained earnings during the year. Equity totaled 6.91% of total assets at September 30, 1998 compared to 7.61% at year-end 1997. The Company's capital remained in excess of all regulatory requirements. At September 30, 1998, Tolland Bank reported Tier 1 Capital totaling $16.3 million, a Tier 1 Capital Ratio of 6.6%, and a Risk Based Capital Ratio of 11.6%.

Year 2000 Considerations: The Company has established a Year 2000 project plan to address systems and facilities changes necessary to properly recognize dates after 1999, and has assigned implementation responsibilities and has established management and Board reporting processes. All of the Company's significant information technology systems are provided under contract with major national banking systems providers who are progressing under their own Year 2000 plans. Most significant systems changes are scheduled to be completed by December 31, 1998. The Company's plan follows the five step approach required by its regulators: Awareness, Assessment, Modification, Verification, and Implementation. The Company has arranged for temporary consulting help and has purchased diagnostic software to assist with this project. The Company's project also addresses its other suppliers, customers, and other constituents, as well as remediation and business resumption contingency plans. The costs of the project, which are not expected to be significant, and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Further, all disclosure concerning Year 2000 Considerations should be considered "Year 2000 Readiness Disclosure" pursuant to the Year 2000 Information and Readiness Disclosure Act. The Year 2000 modification information provided herein should be read in connection with the Year 2000 Information and Readiness Disclosure Act which, among other things, mandates that certain Year 2000 readiness disclosures may not be used in litigation.The primary uncertainty facing the Company is the ability of third party systems providers to identify and modify software as planned. Specific factors that might cause material differences from plans include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

Additional information about the Company's Year 2000 status at September 30, 1998 was as follows:

Readiness: The Company's plans include both information technology ("IT") and non-IT systems. Most of the Company's primary Year 2000 exposures relate to IT systems, primarily to the vendor of its account processing systems. This is a large national banking systems vendor. As of the date of this report, this vendor has completed the remediation and implementation steps for the account processing systems, and has achieved satisfactory test results in several rounds of client tests, including a test day in which the Company participated. The Company plans additional testing processes. The Company currently anticipates that its major IT vendors will comply with federal regulatory guidelines for Year 2000 readiness.

Costs: The Company has not incurred material costs related to its Year 2000 program. The Company is being charged approximately $25 thousand by its account processing vendor for testing arrangements, which is being billed over twelve months. The Company has accelerated certain capital expenditure plans, totaling approximately $150 thousand, related to computer upgrades, which are planned for the second half of 1998 and the first quarter of 1999. Additionally, the Company will evaluate capital expenditures totaling approximately $50 thousand related to general contingency capabilities.

Risks: The most significant risk anticipated by the Company is the possibility of interruptions to its account processing systems. Due to the progress described above, the Company does not presently foresee any material interruptions to these systems. The next most significant risk relates to interruptions in the payment processing systems, which are integrated with the Company's account processing systems. The Company is working with its payment processing vendors, the most significant of which are reported to be making satisfactory progress in complying with federal regulatory guidelines for Year 2000 readiness. These guidelines include the completion of remediation and the initiation of testing in 1998. The Company is also exposed to various non-IT systematic risks which it cannot fully monitor and test.

Contingency Plans: The Company has taken actions to comply with federal regulatory requirements for Year 2000 contingency planning. The Company has established a contingency planning committee representing all of its major functional areas. The Company has established a contingency plan timetable and developed risk analyses for its high priority business functions; during the fourth quarter of 1998, the Company will be developing contingency timetables and action plans in accordance with federal regulatory guidelines. The Company has taken steps to increase its available staffing as necessary to respond to Year 2000 contingencies.

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

                  27       Financial Data Schedule

              (b) Reports on Form 8-K filed during the quarter ended September
                  30, 1998. On July 29, 1998, the Company filed a report on Form 8-K. The report disclosed under Item 5 - Other Events the repurchase of a block of its outstanding common stock from an institutional holder in a privately negotiated transaction.

Average Balance Sheet and Interest Rates - Fully Taxable Equivalent (FTE)


(dollars in thousands)                                  Average Balance                        Rate (FTE Basis)
                                                 -----------------------                       ----------------
Quarters ended September 30                         1998          1997                          1998       1997
                                                 ---------     ---------                        ----       ----
Loans                                            $ 169,475     $ 150,118                        8.41%      8.14%
Securities available for sale                       42,613        49,585                        7.75       7.15
Securities held to maturity                         18,195        20,251                        5.89       5.90
Other earning assets                                 7,226         5,194                        5.49       5.47
                                                 ---------     ---------
     Total earning assets                          237,509       225,148                        8.01       7.66
Other assets                                        11,711        11,496
                                                 ---------     ---------
     Total assets                                $ 249,220     $ 236,644
                                                 ---------     ---------
Interest bearing deposits                        $ 205,562     $ 195,442                        4.39       4.39
Borrowings                                           3,697         3,833                        6.83       6.26
                                                 ---------     ---------
Interest bearing liabilities                       209,259       199,275                        4.44       4.43
Other liabilities                                   23,479        20,193
Shareholder's equity                                16,482        17,176
                                                 ---------     ---------
Total liabilities and equity                     $ 249,220     $ 236,644
                                                 ---------     ---------
Net Interest Spread                                                                             3.57%      3.23%
Net Interest Margin                                                                             4.10%      3.74%




(dollars in thousands)                                  Average Balance                        Rate (FTE Basis)
                                                 -----------------------                       ----------------
Quarters ended September 30                         1998          1997                          1998       1997
                                                 ---------     ---------                        ----       ----
Loans                                            $ 163,379     $ 147,360                        8.28%      8.16%
Securities available for sale                       42,565        49,201                        7.76       7.54
Securities held to maturity                         18,952        20,430                        5.89       5.93
Other earning assets                                11,608         3,083                        5.42       4.81
                                                 ---------     ---------
     Total earning assets                          236,504       220,074                        7.85       7.77
Other assets                                        11,490        10,973
                                                 ---------     ---------
     Total assets                                $ 247,994     $ 231,047
                                                 ---------     ---------
Interest bearing deposits                        $ 202,883     $ 191,582                        4.42       4.37
Borrowings                                           3,723         4,402                        6.60       6.21
                                                 ---------     ---------
Interest bearing liabilities                       206,606       195,984                        4.47       4.42
Other liabilities                                   23,163        18,631
Shareholder's equity                                18,225        16,432
                                                 ---------     ---------
Total liabilities and equity                     $ 247,994     $ 231,047
                                                 ---------     ---------
Net Interest Spread                                                                             3.38%      3.35%
Net Interest Margin                                                                             3.96%      3.84%


Signatures

         Pursuant to the requirements to Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ALLIANCE BANCORP OF NEW ENGLAND, INC.





         Date:     November 11, 1998       /s/ Joseph H. Rossi
                                           ------------------------
                                           Joseph H. Rossi
                                           President/CEO



         Date:     November 11, 1998       /s/ David H. Gonci
                                           ------------------------
                                           David H. Gonci
                                           Senior Vice President/CFO