Form 10-K
period 1998-12-31
ALLIANCE BANCORP OF NEW ENGLAND INC
filed 1999-03-29
CIK 1046002

FORM 10-K

United States Securities and Exchange Commission
Washington, DC 20549
Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1998 Commission File Number 001-13405

ALLIANCE BANCORP OF NEW ENGLAND, INC.

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

Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is contained in definitive proxy statements incorporated by reference in Part III of this Form 10-K.

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sale price of November 2, 1998, as reported by American Stock Exchange, was approximately $24,065,506.

The number of shares outstanding of common stock was 2,291,953 as of February 1, 1999.

Documents Incorporated by Reference

The Alliance Bancorp of New England, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held on April 7, 1999 is incorporated by reference into
Part III of this Form 10-K.

FORM 10-K CROSS REFERENCE INDEX
                                                                                                            PAGE
         PART I         Item 1 -   Business                                                                       2
                        Item 2 -   Properties                                                                     6
                        Item 3 -   Legal Proceedings                                                              6
                        Item 4 -   Submission of Matters to a Vote of Security Holders                            6

         PART II        Item 5 -   Market for Registrants Common Equity and Related Shareholder Matters           7
                        Item 6 -   Selected Consolidated Financial Data                                           8
                        Item 7 -   Management's Discussion and Analysis of Financial Condition and
                                   Results of Operations                                                          9
                        Item 7A-   Quantitative and Qualitative Disclosures about Market Risk                    26
                        Item 8 -   Consolidated Financial Statements and Supplementary Data                      29
                        Item 9 -   Changes in and Disagreements with Accountants on Accounting and
                                   Financial Disclosure                                                          29

         PART III The information called for by Part III (Items 10 through 13) is incorporated herein by reference from Alliance's Proxy Statement for the 1999 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

         PART IV        Item 14 -  Exhibits, Financial Statement Schedules and Reports on Form 8-K               29


PART I

Special Note Regarding Forward-Looking Statements

This report contains certain "forward-looking statements." These forward-looking statements, which are included in Management's Discussion and Analysis, describe future plans or strategies and include the Company's expectations of future financial results. The words "believe," "expect," "anticipate," "estimate," "project" and similar expressions identify forward-looking statements. The Company's ability to predict results or the effect of future plans or strategies or qualitative or quantitative changes based on market risk exposure is inherently uncertain. Factors which could affect actual results include but are not limited to change in general market interest rates, general economic conditions, legislative/regulatory changes, fluctuations of interest rates, changes in the quality or composition of the Company's loan and investment portfolios, deposit flows, competition, demand for financial services in the Company's markets, and changes in the accounting principles, policies, and guidelines. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.


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

The Bank operates eight offices in Tolland County and provides retail and commercial banking products and services in Tolland County and surrounding towns. Retail activities consist of branch deposit services, home mortgage and consumer lending, and mortgage banking. Commercial activities include merchant deposit services, business cash management, and construction mortgages, permanent mortgages, and working capital and equipment loans. Through third party relationships, the Bank also provides investment products, insurance products, and electronic payment services to retail and commercial customers.

At December 31, 1998, Tolland Bank had total deposits of $240.0 million, total loans of $184.7 million, and total assets of $283.6 million. There are no material concentrations of loans or deposits with one customer, a group of related customers, or in a single industry.

Market Area. The Bank's market area is centered in Tolland County, Connecticut, a suburban and rural area east of Hartford. The bank operates eight offices and its wider market area extends throughout much of northeastern Connecticut and into Massachusetts. Much of the market is part of the Greater Hartford metropolitan area.

Lending Activities. The Bank actively solicits retail and commercial loans in and around its market area. Retail lending consists primarily of the origination of residential first mortgages and home equity lines of credit, which are generally secured by second mortgages. Commercial lending focuses primarily on owner occupied first mortgage loans, along with general commercial and industrial loans and subdivision development and construction loans. Additionally, the Bank has a portfolio of 100% Government guaranteed loans purchased in the secondary market to supplement local loan originations. The Bank's business strategy is to cross-sell other loan and deposit products to build multiple sales to its customer base.

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

The loan loss allowance is determined based on a methodology described in the Company's policies. This methodology evaluates commercial loans based on their risk ratings, and residential mortgages and consumer loans are evaluated in aggregate pools. Allowance percentages are applied to loan pools to calculate allocations of the allowance. These factors are evaluated at least annually based on trends in the Company's credit experience, and on peer group and other industry information. The unallocated portion of the loan loss allowance is based on management's assessment of the overall level of the allowance, of trends in the growth of the portfolio, of long term objectives for loan portfolio coverage, and of subjective considerations of economic and credit conditions and outlooks. The Company does not prepare formal projections of loan losses. The allowance is evaluated quarterly by management and the Board and changes are compared to prior period and historic data. The assessment of the allowance also includes an analysis of the coverage ratios of loan outstandings, non-performing loans, and annualized charge-offs. The detailed methodology and a summary narrative analysis are approved by the Credit Committee and the Board. The narrative analysis includes consideration of trends in the performance and mix of the components of the loan portfolio. At least annually an analysis is made of the charge-off and allowance trends with peer group comparison. Adverse developments in credit performance in the Company's markets can develop quickly, and the determination of the allowance is based on management's assessment of both short and long term risk factors.

Total real estate secured loans were $142.5 million (77.1% of total loans) at year-end 1998. Local real estate prices have declined throughout much of the current decade. Aided by favorable interest rates and a modest recovery in the Connecticut economy, real estate prices have firmed in some sectors over the last three years, while some sectors continue to show further modest softening. The Bank conducts an overall review of real estate market trends at least once each year, and real estate lending activities are governed by real estate lending and appraisal policies. New construction has remained active in certain residential markets, along with commercial retail, medical office, and lodging properties.

Investment Activities. Securities investments are a source of interest and dividend income, provide for diversification, are a tool for asset/liability management, and are a source of liquidity. In 1998, investment activities were limited to purchases and sales of available for sale securities. The Company's investment portfolio consists of high grade investment securities, and is primarily composed of mortgage backed securities, U.S. agency securities, U.S. corporate capital trust preferred securities, and U.S. exchange traded equity securities. Investment activities are governed by a Board approved investment policy, and the Board reviews all investment activities on a monthly basis.

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

Competition. The Company's market area is highly competitive with a wide range of financial institutions including commercial banks, both mutual and stock owned savings banks, savings and loan associations, and credit unions. The Bank also competes with insurance and finance companies, investment companies, and brokers. Factors affecting competition include ongoing mergers and acquisitions (including expansion of regional and national banks), the introduction of new product types and rate structures, and the development of new delivery channels (including supermarket banking and home banking). The Bank competes through pricing, product development, focused marketing, and providing more convenience through technology and business hours. The Bank strives to provide the personal service advantage of a community bank and to take advantage of potential market changes following consolidations by the large regional banks.

Employees. As of year-end 1998, the Company had 92 full-time equivalent employees. None of the employees are represented by a collective bargaining group, and management considers relations with its employees to be good.

Regulation and Supervision. The Company and the Bank are heavily regulated. As a bank holding Company, Alliance is supervised by the Board of Governors of the Federal Reserve System ("FRB") and it is also subject to the jurisdiction of the Connecticut Department of Banking. As a Connecticut-chartered savings bank, the Bank is subject to regulation and supervision by the FDIC and the Connecticut Department of Banking.

The FDIC insures the Bank's deposit accounts to the $100,000 maximum per separately insured account. The Bank is subject to regulation, examination, and supervision by the FDIC and to reporting requirements of the FDIC. The FDIC has adopted requirements setting minimum standards for capital adequacy and imposing minimum leverage capital ratios. The Company and Bank exceeded all applicable requirements at December 31, 1998. Furthermore, under the capital standards, the Company and the Bank are currently well-capitalized.

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

Year 2000 Considerations. The Company uses computer systems extensively in its operations. The Company has established a Year 2000 project plan to address systems and facilities changes necessary to properly recognize dates after 1999. The Company's Year 2000 Considerations are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operation.

Supplementary Information

The following supplementary information, some of which is required under Guide 3 (Statistical Disclosure by Bank Holding Companies), is found in this report on the pages indicated below, and should be read in conjunction with the related financial statements and notes thereto.

         Selected Consolidated Financial Data                       8
         Average Balance Sheet, Net Interest Income
              and Interest Rates                                   10
         Loan Portfolio                                            16
         Nonaccruing Loans                                         17
         Provision and Allowance for Loan Losses                   17
         Interest Rate Sensitivity                                 22
         Maturity of Securities                            Exhibit 99
         Foreclosed Properties                             Exhibit 99
         Time Deposits of $100 Thousand or More            Exhibit 99
         Deposits                                          Exhibit 99
         Short-term Borrowings                             Exhibit 99
         Volume and Rate Analysis-FTE Basis                Exhibit 99
         Selected Quarterly Financial Data                 Exhibit 99
         Construction and Commercial Loans                 Exhibit 99
         Securities Cost and Fair Value                    Exhibit 99
         Market Risk Sensitive Instruments                 Exhibit 99

ITEM 2.  PROPERTIES

The premises of Alliance are located in Connecticut as follows (see the notes "Premises and Equipment, Net" and "Commitments and Contingencies" in Item 8 for additional information about the Company's premises):

                                                       Owned/   Year Lease
Location - Town (Street)                               Leased     Expires
---------------------------------------------------------------------------
o   Tolland - (Olde Tolland Common)                      Owned
o   Vernon - (348 Hartford Turnpike)                     Owned
o   Coventry - (Routes 31 and 44)                        Owned
o   Ellington - (287 Somers Road)                        Owned
o   Stafford Springs - (34 West Stafford Road)Leased                 1999
o   Willington - (Routes 74 and 32)                     Leased       2005
o   Tolland - (215 Merrow Road)                         Leased       2023
o   Hebron - (31 Main Street)                           Leased       2003
o Approximately 9 acres of land adjacent to the Company's office on Olde Tolland Common in Tolland.
o A commercial property leased to a child care operation adjacent to the Company's office on Olde Tolland Common in Tolland.
o Approximately 10 acres of land adjacent to the Company's office in Coventry, Connecticut.

At December 31, 1998, the Company had entered into a conditional contract to sell its premises at Olde Tolland Common in 1999 for an amount which will not materially impact income. Additionally, at that date, the Company had entered into a conditional contract to purchase premises for a planned new location at 1665 Ellington Rd. in South Windsor.

ITEM 3.   LEGAL PROCEEDINGS

The Company is not involved in any material legal proceedings other than ordinary routine litigation incidental to its business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY & RELATED SHARE HOLDER MATTERS

The Company's common stock is listed on the American Stock Exchange (AMEX) under the symbol "ANE." A total of 956,800 shares of the Company's stock, or 42% of year-end outstanding shares, were traded on AMEX in 1998. As of February 1, 1999, the Company had 531 holders of record of its common stock. This does not reflect the number of persons or entities who hold their stock in nominee or "street" name. The closing sale price of the stock on February 1, 1999 was $11.25. Dividends declared and paid in 1998 and 1997 totaled $0.17 and $0.12 per share, respectively. Dividends are subject to the restrictions of applicable regulations. See the "Shareholders' Equity" note in Item 8 for additional information. See also the information contained in Item 6. The following table presents quarterly information on the range of high and low prices for the past two years, together with dividends declared per share.

                                                        Dividends Declared
Quarter Ended                  High             Low         Per Share
--------------------------------------------------------------------------
March 31, 1997                 8.06            5.75            .03
June 30, 1997                 10.00            6.87            .03
September 30, 1997            12.17            8.69            .03
December 31, 1997             12.00           10.92            .03
March 31, 1998                14.25           10.92            .03
June 30, 1998                 16.67           14.00            .03
September 30, 1998            15.75            9.75            .05
December 31, 1998             13.00            9.00            .05

ITEM 6. SELECTED CONSOLIDATED FINANCIAL  DATA


December 31                                             1998           1997           1996           1995           1994
------------------------------------------------- -------------- -------------- -------------- -------------- --------------
For the Year (in thousands)
Net interest income                                  $ 9,028        $ 7,960        $ 7,663        $ 7,364        $ 6,954
Provision for loan losses                                179            829            978          1,975            639
Service charges and fees                               1,226          1,148          1,115          1,005            789
Net gain (loss) on securities                          1,204            961            (40)            22            (16)
Net gain (loss) on assets                                (11)          (148)           200           (967)           (28)
Non-interest expense                                   7,347          6,411          6,640          6,582          6,545
Income (loss) before income taxes                      3,921          2,681          1,320         (1,133)           515
Income tax expense (benefit)                           1,363            664           (118)            12             61
Net income (loss)                                    $ 2,558        $ 2,017        $ 1,438        $(1,145)         $ 454
------------------------------------------------- -------------- -------------- -------------- -------------- --------------
Per Share
Basic earnings (loss)                                 $ 1.07         $ 0.85         $  .62        $  (.49)         $ .19
Diluted earnings (loss)                                 1.03           0.82            .61           (.49)           .19
Dividends declared                                      0.17            .12            .01              -              -
Book value                                              7.94           7.66           6.65           5.73           5.71
Common stock price:
High                                                   16.67          12.17           6.69           5.19           4.81
Low                                                     9.00           5.75           4.63           3.50           3.63
Close                                                  11.75          11.00           6.00           4.75           3.81
------------------------------------------------- -------------- -------------- -------------- -------------- --------------
At Year End (in millions)
Total assets                                         $ 283.6        $ 247.1        $ 232.3        $ 214.1        $ 201.1
Total loans                                            184.7          157.5          147.8          152.9          131.4
Other earning assets                                    87.4           78.4           71.2           47.8           52.1
Deposits                                               240.0          221.7          205.6          193.4          180.4
Borrowings                                              23.6            5.7           10.4            6.9            6.9
Shareholders' equity                                    18.2           18.8           15.6           13.3           13.2
------------------------------------------------- -------------- -------------- -------------- -------------- --------------
Operating Ratios (in percent)
Return (loss) on average assets                         1.02%           .86%           .65%          (.54)%          .24%
Return (loss) on average equity                        14.24          12.29           9.84          (8.37)          3.19
Equity % total assets (period end)                      6.42           7.61           6.71           6.20           6.57
Net interest spread (fully taxable equivalent)          3.48           3.30           3.34           3.35           3.72
Net interest margin (fully taxable equivalent)          4.02           3.80           3.78           3.71           3.95
Dividend payout ratio                                  15.46          13.78           2.43            -              -
------------------------------------------------- -------------- -------------- -------------- -------------- --------------

ITEM 7

MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF
OPERATIONS

1998 Summary

Alliance Bancorp of New England, Inc. ("Alliance" or the "Company") recorded record net profit of $2.56 million for the year 1998 ($1.03 per diluted share), up 26.8% from 1997 earnings of $2.02 million ($.82 per diluted share). As of year-end, Alliance had recorded eleven consecutive quarters of increasing earnings, together with three consecutive years of record earnings.

For the year 1998, the Company achieved a return on average assets of 1.02% and a return on average equity of 14.2%. Return on average equity increased to 15.6% in the last quarter of the year. 1998 results reflect growth in the marketplace. The Company's loans grew by 17.3% and deposits grew by 8.2% over the year. The Company also announced steps to expand its market into two new towns, Hebron and South Windsor, as well as to reposition its Tolland offices to better serve this community.

Earnings growth in 1998 was primarily due to growth in the bank's business volume and to improved loan quality. This strong growth in business volume produced a $1.07 million (13.4%) increase in net interest income for the year. Higher net interest income resulted from $36.3 million (15.3%) of growth in earning assets to $272.2 million. Interest income also benefited from an improvement in the tax equivalent net interest margin to 4.02% in 1998 compared to 3.80% in the previous year.

The resolution of problem assets resulted in a $2.0 million reduction in nonperforming assets to $0.7 million at year-end 1998 from $2.7 million at year-end 1997. In conjunction with this improvement, the provision for loan losses declined by $650 thousand compared to 1997. Problem asset reductions also resulted in $175 thousand in additional interest income recognition. At year-end 1998, nonperforming assets measured 0.2% of total assets, compared to 1.1% a year ago.

Total non-interest income increased by $458 thousand and non-interest expense increased by $936 thousand in the year 1998 compared to 1997. Non-interest income benefited from growth of $78 thousand (6.9%) in service charges and fees due to higher account volumes. Additionally, net gains on securities contributed $243 thousand in increased earnings for 1998, realizing the benefits of improving market valuations and active portfolio management. Compensation expense in 1998 included staff additions related to growth in commercial lending and to branch expansion. Growth in other expense in 1998 included expenses related to increased business volume, computer system upgrades, and branch expansion. Non-interest expense was flat across most other categories from year to year.

The effective tax rate increased due to a $106 thousand second quarter charge related to an increase in the deferred tax asset valuation allowance. The Company has initiated steps toward the formation of a passive investment subsidiary in accordance with changes in Connecticut tax statutes, which is expected to reduce the effective tax rate beginning in 1999. Additionally, 1997 results included the benefit of a reduction in the valuation allowance on the deferred tax asset totaling $150 thousand.

Total assets at year-end 1998 were $283.6 million, an increase of $36.4 million (14.8%) over the prior year-end. During the last quarter, the Company took advantage of favorable market conditions to increase its debt security portfolio by about $20 million, funded by intermediate term borrowings. Year-end shareholders' equity totaled $18.2 million, representing a book value of $7.94 per share, and measuring 6.42% of assets. The Company's capital remains in excess of all regulatory requirements.

Diluted earnings per share of $1.03 in 1998 benefited from a treasury stock repurchase of 200,599 shares in the amount of $3.1 million, which was announced on July 2, 1998. Additionally, the quarterly cash dividend to shareholders increased by 50% as a result of a three-for-two common stock split effected as a stock dividend which was paid on May 26, 1998. Prior period earnings, dividends, and book value per share have been restated for this change. The Company had completed a four-for-three common stock split in 1997 which, together with the 1998 split, accomplished a cumulative two-for-one split over the last two years. The quarterly cash dividend to shareholders was $.05 per share as of the most recent quarter.

Alliance is the holding company for Tolland Bank (the "Bank").

Results Of Operations - 1998 Versus 1997

Net Interest Income - Fully Taxable Equivalent (FTE) Basis

(dollars in thousands)                                      Average Balance                 Rate (FTE Basis)
---------------------------------------------------------------------------------------------------------------------
Years ended December 31                            1998          1997       1996       1998      1997     1996
----------------------------------------------------------------------------------------------------------------------
Loans                                           $ 166,908    $ 148,601   $ 150,636      8.33%    8.17%    8.20%
Securities available for sale                      43,131       48,159      32,663      7.74     7.39     7.29
Securities held to maturity                        18,336       20,634      22,204      5.87     5.85     5.73
Other earning assets                               11,944        5,618       4,876      5.79     5.70     5.43
----------------------------------------------------------------------------------------------------------------------
   Total earning assets                           240,319      223,012     210,379      7.91     7.72     7.73
Other assets                                       10,751       10,965      11,744
----------------------------------------------------------------------------------------------------------------------
   Total assets                                 $ 251,070    $ 233,977   $ 222,123
----------------------------------------------------------------------------------------------------------------------
Interest bearing deposits                       $ 204,869    $ 193,371   $ 182,379      4.39     4.39     4.33
Borrowings                                          6,190        4,244       7,012      5.80     6.22     5.92
----------------------------------------------------------------------------------------------------------------------
Interest bearing liabilities                      211,059      197,615     189,391      4.43     4.43     4.39
Other liabilities                                  23,068       19,947      18,116
Shareholder's equity                               16,943       16,415      14,616
----------------------------------------------------------------------------------------------------------------------
Total liabilities and equity                    $ 251,070    $ 233,977   $ 222,123
----------------------------------------------------------------------------------------------------------------------
Net Interest Spread                                                                     3.48%    3.30%    3.34%
Net Interest Margin                                                                     4.02%    3.80%    3.78%




Note: The average balance of loans included nonaccruing loans and deferred costs. Also, the balance and yield on all securities is based on amortized cost and not on fair value.

Net Interest Income FTE (in thousands)                  1998           1997         1996
--------------------------------------------------------------------------------------------
Loan interest                                          $ 13,896       $ 12,138     $ 12,347
Securities available for sale (FTE)                       3,340          3,561        2,380
Securities held to maturity                               1,076          1,207        1,272
Other earning assets interest (FTE)                         691            320          265
--------------------------------------------------------------------------------------------
   Total interest income (FTE)                           19,003         17,226       16,264
Total interest expense                                    9,343          8,751        8,309
--------------------------------------------------------------------------------------------
   Net interest income (FTE)                              9,660          8,475        7,955
Less tax equivalent adjustment                             (632)          (515)        (292)
--------------------------------------------------------------------------------------------
   Net interest income (Financial Statement)            $ 9,028        $ 7,960      $ 7,663
--------------------------------------------------------------------------------------------


Net interest income on an FTE basis increased in 1998 by $1.068 million (13.4%) due to a $17.3 million (7.8%) increase in average earnings assets and to a 6.8% increase in the net interest margin to 4.02% in 1998 from 3.80% in 1997.

The growth in average earning assets was due to growth in average loans and growth in average short term investments. Loan growth included growth in all major loan categories. Average investment securities decreased although total securities increased at year-end 1998 compared to a year earlier. Average securities declined due to sales and calls recorded in the first half of the year, while the majority of securities purchases were in the last quarter of the year. As a result, liquidity was held in short term investments during the middle of the year, resulting in a higher average balance even though the year-end balance was little changed from the prior year-end.

The increase in the net interest margin was primarily due to a 5.4% increase in the net interest spread. The yield on all major categories of earning assets increased in 1998 compared to 1997. The yield on loans benefited from lower nonaccruing loans as well as collection of previously nonaccrued interest related to the liquidation of problem loans. The yield on investment securities increased due to purchases of corporate debt securities in the fourth quarter, along with maturities and calls on lower yielding government agency securities during the year. The cost of deposits remained flat. The net interest margin also benefited from a $3.1 million (15.6%) increase in average non-interest bearing liabilities due to growth in demand deposit accounts. These deposits helped provide funds for growth in earning assets as discussed above.

Interest rates declined during the second half of the year to historically low levels. The Company entered 1998 with a positive one year interest rate sensitivity (asset sensitive gap) and ended the year with a negative one year sensitivity (liability sensitive gap). The one year interest rate sensitivity gap was ($22) million at year-end 1998, compared to $20 million twelve months earlier; these changes are described under Interest Rate Sensitivity. This change in interest rate sensitivity benefited net interest income in the prevailing interest rate environment. The cost of interest bearing liabilities decreased to 4.34% in the fourth quarter of 1998 compared to 4.48% in the same quarter of 1997, due to reductions in the cost of time accounts and borrowings. While the average cost of interest bearing liabilities remained unchanged at 4.43% in both years, these improvements in the cost of time deposits and borrowings offset the increased use of money market deposits to fund growth in earning assets. The decline in interest rates contributed to a decrease in the yield on residential mortgages and consumer loans. This was offset by higher yields on commercial loans and investment securities as discussed above.

As a result of the securities purchases in the fourth quarter, average earning assets increased by $18.4 million (7.8%) in the fourth quarter of 1998, compared to the first nine months of 1998. The annualized earnings impact of this growth was therefore not fully reflected in 1998 results, and will contribute to earnings in future periods.

Provision for Loan Losses

The provision for loan losses is made to establish the allowance for loan losses at a level estimated to be adequate by management and the Board. The provision for loan losses in 1998 totaled $179 thousand, compared to $829 thousand in 1997. The loan loss allowance increased to $3.06 million at year-end 1998, compared to $3.00 million at year-end 1997. Please see the later discussion on the Allowance for Loan Losses and the Summary of Significant Policies in the Notes to the Consolidated Financial Statements.



Non-Interest Income

Years ended December 31 (in thousands)               1998         1997         Change      %
---------------------------------------------------------------------------------------------------
Loan related income                                  $ 500        $ 453         $ 47      10.5%
Deposit related income                                 541          528           13       2.3
Miscellaneous charges and other income                 185          167           18      11.2
---------------------------------------------------------------------------------------------------
   Total service charges and fees                    1,226        1,148           78       6.9
Gross gains on securities                            1,264          961          303      31.5
Gross losses on securities                             (60)           -          (60)      -
---------------------------------------------------------------------------------------------------
   Net gains (losses) on securities                  1,204          961          243      25.3
Gross gains on assets                                   34           31            3       9.7
Gross losses on assets                                 (45)        (179)         134     (74.7)
---------------------------------------------------------------------------------------------------
   Net gains (losses) on assets                        (11)        (148)         137     (92.8)
---------------------------------------------------------------------------------------------------
         Total non-interest income                 $ 2,419      $ 1,961        $ 458      23.4%
---------------------------------------------------------------------------------------------------


Total service charges and fees increased by $78 thousand (6.9%) due to growth in all major categories. The increase in loan related income was primarily due to penalty fees received in relation to problem asset liquidations. Growth in deposit and miscellaneous fee income was related to increased fee income in several business lines, including debit cards, investment fees, and mutual fund sweep fees. The Company recorded $1.204 million in net gains on investment securities in 1998, reflecting an ongoing process of active investment portfolio management, including realizing the benefits of improving market valuations. Gains and losses on assets related to liquidations of problem assets in 1998.


Non-Interest Expense

Years ended December 31 (in thousands)          1998         1997      Change         %
------------------------------------------------------------------------------------------
Staff                                        $ 3,632      $ 3,199       $ 433       13.5%
Occupancy                                        618          586          32        5.5
Equipment                                        265          283         (18)      (6.2)
Data processing services                         564          620         (56)      (9.0)
FDIC, office and insurance                       524          553         (29)      (5.3)
Problem asset related expense                    100           88          12       13.9
Other                                          1,644        1,082         562       52.1
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------
   Total non-interest expense                $ 7,347      $ 6,411       $ 936       14.6%
------------------------------------------------------------------------------------------


Non-interest expense increased due to higher compensation expense and higher other expense. The remaining categories of expense were little changed in 1998 compared to 1997. The $433 thousand increase in compensation expense in 1998 included approximately $150 thousand in higher commissions and bonuses, approximately $100 thousand in merit related increases, $54 thousand in higher benefits expenses, and approximately $130 thousand in higher salaries due to staff expansion in the lending and branch divisions. Compensation expense is stated net of deferred salaries totaling $448 thousand in 1998, which increased by $94 thousand from 1997 due to higher loan originations activities. The $562 thousand increase in other expense included $131 thousand in higher consulting fees due to lending related growth and higher investment management fees; $73 thousand in higher appraisal and credit report fees related to increased loan originations; $94 thousand in increased shareholder and director related expenses; $77 thousand in higher marketing and association related expenses; and costs related to branch relocations and to the formation of a passive investment corporation.


Income Tax Expense

Total income tax expense increased by $699 thousand in 1998. The effective tax rate increased due primarily to a $106 thousand second quarter charge related to an increase in the deferred tax asset valuation allowance. The Company has initiated steps toward the formation of a passive investment subsidiary in accordance with changes in Connecticut tax statutes, which is expected to result in a reduction in the effective tax rate beginning in 1999. Additionally, 1997 results included a reduction in the valuation allowance on the deferred tax asset totaling $150 thousand. Net of changes in the valuation allowance, the effective tax rate measured 32.1% in 1998, compared to 30.4% in 1997. This increase resulted from the lower proportional benefit of the dividends received deduction as a result of growth in other pretax income.


Comprehensive Income

In addition to net income recorded in the Income Statement, comprehensive income includes unrealized gains on securities available for sale, net of income tax expense. Comprehensive income totaled $2.666 million in 1998, compared to $2.893 million in 1997. Comprehensive income decreased due to a lower unrealized holding gain on investments, net of income tax expense. This gain totaled $830 thousand in 1998, compared to $1.453 million in 1997.

Financial Condition - Fiscal Year-End 1998 Versus 1997

Cash and Cash Equivalents

Short term investments at year-end consisted of federal funds sold to the Federal Home Loan Bank of Boston. During the year, short term investments on a daily basis are primarily invested in short term money market mutual funds. Short term investments include amounts expected to be reinvested in future loan and investment growth.

Securities

Average investment securities decreased although total securities increased at year-end 1998 compared to a year earlier. Average securities declined due to sales and calls recorded in the first half of the year, while the majority of securities purchases were in the last quarter of the year. As a result of these purchases, securities available for sale (AFS) increased by $14.8 million (33.9%) at year-end 1998 compared to the previous year-end. Securities held to maturity (HTM) decreased by $4.5 million (22.6%) as a result of amortization and calls.

AFS securities totaling $58.6 million at year-end 1998 consisted primarily of $37.0 million in investment grade corporate debt and equity securities, composed primarily of financial services and electric utilities companies. These securities are publicly traded and were purchased primarily to provide yield income, including tax benefits on the dividends received deduction on equity securities. These securities included $17.7 million in marketable equity securities and $19.3 million in debt securities, consisting primarily of capital trust preferred securities. Year-end AFS securities also included $16.7 million in U.S. Government and agency securities, consisting primarily of deleveraged notes. HTM securities totaling $15.4 million at year-end 1998 consisted primarily of U.S. agency mortgage-backed securities, which are primarily planned amortization class collateralized mortgage obligations.

Securities transactions in 1998 included sales of $12.1 million and securities purchases of $49.7 million. The sales produced realized gains of $1.204 million, and the calls produced gains of $40 thousand. Securities sold were marketable equity securities. Securities called included government agency securities and preferred equity securities. Securities purchased were primarily corporate debt and equity securities. Securities transactions resulted from a program of active portfolio management, including realizing the benefits of improving market valuations. This program also included activity to lengthen the duration, increase the yield, and increase the diversification of the portfolio. As a result, the fully taxable equivalent yield on the securities portfolio increased to 7.74% in 1998, compared to 7.39% in 1997. Additionally, securities with a repricing horizon over five years increased to $33 million at year-end 1998, compared to $12 million at the previous year-end. At year-end 1998, most callable securities were analyzed based on expected repricing to anticipated call dates. Callable securities at year-end 1998 totaled $26 million, compared to $23 million at year-end 1997.

At year-end 1998, AFS securities included $1.380 million in net unrealized gains (2.4% of fair value), compared to $1.430 million in net unrealized gains (3.3% of fair value) at the previous year-end. At year-end 1998, the AFS portfolio included $1.639 million in gross unrealized gains and $259 thousand in gross unrealized losses, compared to $1.649 million in gains and $219 thousand in losses at the prior year-end.



Lending Activities

December 31 (dollars in millions)        1998              1997               1996               1995              1994
------------------------------------------------------------------------------------------------------------------------------
Residential mortgages               $ 57.6   31.2%     $ 39.3    25.0%    $ 41.7   28.2%     $ 44.0   28.8%    $ 44.6  33.9%
Commercial mortgages                  46.7   25.3        45.5    28.9       40.5   27.4        40.7   26.6       37.2  28.3
Other commercial loans                25.1   13.6        18.3    11.6       15.3   10.4        18.8   12.3       20.0  15.2
Consumer loans                        32.5   17.6        29.5    18.7       26.1   17.7        22.4   14.7       23.6  18.0
------------------------------------------------------------------------------------------------------------------------------
   Total regular loans               161.9   87.7       132.6    84.2      123.6   83.7       125.9   82.4      125.4  95.4
Government guaranteed loans           22.8   12.3        24.9    15.8       24.2   16.3        27.0   17.6        6.0   4.6
------------------------------------------------------------------------------------------------------------------------------
   Total loans                     $ 184.7  100.0     $ 157.5   100.0    $ 147.8  100.0     $ 152.9  100.0    $ 131.4 100.0
------------------------------------------------------------------------------------------------------------------------------


Total loans increased by $27.2 million (17.3%) at year-end 1998, compared to the previous year-end. Growth was spread across all major categories, and was concentrated in residential mortgages and other commercial loans. Residential mortgages increased by $18.3 million, and other commercial loans increased by $8.0 million. Total loans originated in 1998 were approximately $102.3 million, compared to about $53.2 million in 1997. Most loans were real estate secured. Total real estate secured loans increased by $22.2 million (19.9%) in 1998 to $133.9 million at year-end. As a result of the decrease in interest rates during the year, the volume of prepayments and refinances increased in 1998, and the interest rates on existing loans decreased in certain segments of the portfolio.

Total residential mortgages originated during the year were $50.9 million. This total included $36.6 million of traditional residential first mortgages, and $14.3 million of the new Free-Refi mortgage product introduced by the Company in the second quarter of 1998. Traditional first mortgages are originated with a full documentation process and are primarily intended for sale on a servicing released basis to secondary market investors. Loan originations in 1998 included $27.1 million of first mortgages originated for sale, and $9.5 million in mortgages retained in the Bank's portfolio, including loans held for sale totaling $5.3 million. The new Free-Refi first mortgage product is originated with streamlined documentation requirements consistent with the methodology used in originating home equity lines of credit. During 1998, Free-Refi mortgages included five year adjustable rate mortgages and fifteen year fixed rate mortgages, all of which were retained in the Company's portfolio.

During 1998, the Company originated $38.2 million in commercial mortgages and commercial loans. The $8.0 million increase in commercial loan balances at year-end 1998 included a $2.1 million increase in SBA loans originated by the Company, a $2.5 million increase in commercial term loans not secured by real estate, a $1.4 million increase in commercial construction loans, and a $1.2 million increase in commercial mortgages.

Consumer loans increased by $3.0 million in 1998, reflecting growth in home equity loans and automobile loans. Total consumer loan originations were approximately $13.2 million in 1998.

Government guaranteed loans are purchased in the secondary market and are 100% guaranteed either by the Small Business Administration (SBA) or the U. S. Department of Agriculture (USDA). These are business term loans and mortgages originated by U.S. banks, and are primarily loan certificates registered with and serviced by a national servicing corporation. These loans declined by $2.0 million (8.1%) in 1998 due to higher prepayments.

At year-end 1998, outstanding commitments to originate new loans totaled $21.2 million, compared to $8.2 million at the previous year-end. Additionally, total unadvanced lines and letters of credit were $33.4 million at year-end 1998, compared to $24.3 million a year earlier.



Nonperforming Assets

December 31 (dollars in millions)              1998             1997             1996             1995            1994
------------------------------------------------------------------------------------------------------------------------------
Nonaccruing loans                            $ 0.6            $ 2.1            $ 3.4            $ 4.4           $ 0.7
Foreclosed assets                              0.1              0.6              1.0              2.0             5.4
------------------------------------------------------------------------------------------------------------------------------
   Total nonperforming assets                $ 0.7            $ 2.7            $ 4.4            $ 6.4           $ 6.1
------------------------------------------------------------------------------------------------------------------------------
   Nonperforming assets as a                   0.2%             1.1%             1.9%             3.0%            3.0%
   percentage of total assets



Total nonperforming assets decreased during the year by $2.0 million to $0.7 million at year-end 1998. Nonaccruing loans were $0.6 million, and foreclosed assets were $0.1 million. Total nonperforming assets measured 0.2% of assets at year-end 1998, compared to 1.1% at year-end 1997. Accruing loans delinquent more than 30 days increased by $1.3 million to $2.7 million at year-end 1998 compared to the previous year-end, primarily due to higher residential mortgage delinquencies in the fourth quarter. At year-end 1998, accruing loans included $1.2 million of classified loans with a potential to become nonperforming based on identified credit weaknesses. This total decreased from $1.5 million at year-end 1997.


Allowance for Loan Losses

December 31 (in thousands)                  1998         1997          1996          1995        1994
-------------------------------------------------------------------------------------------------------
Beginning balance                        $ 3,000      $ 2,850       $ 2,340       $ 2,090     $ 2,070
Charge-offs:
   Residential mortgages                    (150)        (108)          (74)         (102)       (177)
   Consumer                                 (200)        (366)         (273)         (252)       (251)
   Commercial                                (51)        (294)         (220)       (1,438)       (288)
-------------------------------------------------------------------------------------------------------
         Total Charge-offs                  (401)        (768)         (567)       (1,792)       (716)
-------------------------------------------------------------------------------------------------------
Recoveries:
   Residential mortgages                       1           11            12             8           1
   Consumer                                  101           45            61            53          89
   Commercial                                180           33            26             6           7
-------------------------------------------------------------------------------------------------------
         Total Recoveries                    282           89            99            67          97
-------------------------------------------------------------------------------------------------------
Net Charge-offs                             (119)        (679)         (468)       (1,725)       (619)
Provision for losses                         179          829           978         1,975         639
-------------------------------------------------------------------------------------------------------
         Ending balance                  $ 3,060      $ 3,000       $ 2,850       $ 2,340     $ 2,090
-------------------------------------------------------------------------------------------------------

The total allowance for loan losses increased to $3.06 million at year-end 1998, compared to $3.00 million a year earlier. Net chargeoffs were $119 thousand in 1998, compared to $679 thousand in 1997. Gross chargeoffs decreased to $401 thousand in 1998 compared to $768 thousand in 1997. Gross recoveries increased to $282 thousand in 1998 compared to $89 thousand in the prior year. Net chargeoffs were at the lowest level in the last five years. Both the lower chargeoffs and the higher recoveries were due to the liquidation of problem assets during the year 1998. Additionally, recoveries benefited from $58 thousand in proceeds from the sale of charged-off loans in 1998.

In allocating the allowance for loan losses, amounts allocated to the individual categories of loans include (1) allowances for specific impaired loans, (2) an allocation of remaining allowance amounts based on the experience of management and the Company, (3) the overall risk characteristics of the individual loan category and (4) the current economic conditions that could affect the individual loan categories.



December 31 (dollars in thousands)            1998            1997              1996             1995              1994
---------------------------------------- ------------- ----------------- ---------------- ----------------- ----------------
Allowance for loan losses by type of loan:
   Residential mortgage                 $ 334   10.9%    $ 202     6.7%    $ 304    10.7%   $ 173     7.4%    $ 118     5.6%
   Consumer                               426   13.9       399    13.3       416    14.6      276    11.8       300    14.4
   Commercial                           1,340   43.9     1,749    58.3     1,860    65.3    1,743    74.5     1,481    70.9
   Unallocated                            960   31.3       650    21.7       270     9.4      148     6.3       191     9.1
------------------------------------- ------- -------- -------- -------- -------- ------- -------- -------- -------- -------
         Total                        $ 3,060  100.0   $ 3,000   100.0   $ 2,850   100.0  $ 2,340   100.0   $ 2,090   100.0
------------------------------------- ------- -------- -------- -------- -------- ------- -------- -------- -------- -------


The major changes in the components of the allowance in 1998 were a $409 thousand reduction in the allowance for commercial loans, and a $310 thousand increase in the unallocated portion of the allowance. The commercial allowance decreased primarily due to the resolution of problem assets and criticized loans during the year. The increase in the unallocated component includes management's assessment of economic and credit conditions and the volume of increased commitments and credit lines. Additionally, the residential mortgage allowance was increased due to portfolio growth, higher chargeoffs and delinquencies. The consumer allowance was increased due to portfolio growth. No reserves are assigned to Government guaranteed loans, which are 100% backed by U.S. agency guarantees.

Net loan charge-offs were a comparatively low .07% in 1998. The allowance provided adequate coverage of chargeoffs based on historic experience. All components also provided adequate coverage of nonperforming loans at year-end 1998. The ratio of the allowance to total nonperforming loans measured 533% at year-end 1998, compared to 141% at year-end 1997. The ratio of the allowance to total regular loans decreased to 1.89% at year-end 1998, compared to 2.26% at year-end 1997.



 Net charge-offs as a percentage of
 average loans by type:                                  1998           1997           1996           1995           1994
 ------------------------------------------------- -------------- -------------- -------------- -------------- -------------
    Residential mortgage                                 0.32%          0.24%          0.15%          0.21%          0.42%
    Consumer                                             0.32           1.21           0.84           0.88           0.77
    Commercial                                          (0.20)          0.46           0.34           1.77           0.50
          Total                                          0.07           0.46           0.31           1.16           0.52
 Allowance as a percentage of
 outstanding loans by type:
    Residential mortgage                                 0.58%          0.51%          0.75%          0.39%          0.26%
    Consumer                                             1.31           1.35           1.59           1.23           1.29
    Commercial                                           1.86           2.74           3.33           2.93           2.35
    Unallocated                                            -              -              -              -              -
    Subtotal Regular Loans                               1.89           2.26           2.33           1.86           1.67
    Government guaranteed loans                            -              -              -              -              -
          Total                                          1.66           1.91           1.95           1.53           1.59

Deposits and Borrowings

December 31 (dollars in millions)                            1998               1997         % change
------------------------------------------------------------------------------------------------------------
Demand deposits                                          $  25.3             $  21.9             15.4%
NOW deposits                                                25.2                22.3             13.0
Money market deposits                                       29.6                15.4             91.5
Savings deposits                                            37.2                34.7              7.4
Time deposits < $100 thousand                              106.5               112.2             (5.1)
Time deposits > $100 thousand                               16.2                15.2              6.4

------------------------------------------------------------------------------------------------------------
   Total deposits                                        $ 240.0             $ 221.7              8.2
------------------------------------------------------------------------------------------------------------
Personal                                                 $ 202.1             $ 190.4              6.1
Commercial                                                  32.5                25.9             25.4
Municipal                                                    5.4                 5.4              (.4)
------------------------------------------------------------------------------------------------------------
   Total deposits                                        $ 240.0             $ 221.7              8.2%
------------------------------------------------------------------------------------------------------------


Total deposits increased by $18.3 million (8.2%) at year-end 1998 compared to a year earlier. All major categories of deposits increased except for time deposits under $100 thousand. The strongest growth was in money market accounts, which increased by $14.2 million (91.5%). The Company introduced its new WiseMoney savings account with higher yielding tiered interest rates in the second half of 1997, which has propelled growth in this category for the last eighteen months. Total transactions accounts increased by $6.3 million (14.3%) at year-end 1998 compared to year-end 1997. Average transactions account balances increased by 9.9% in the fourth quarter of 1998 compared to 1997. This growth reflected higher business volumes in 1998. The year-end growth also reflected temporary year-end balance increases, particularly for accounts which also use the Company's money market mutual fund sweep product. Growth was also registered in savings accounts and jumbo time deposits as a result of overall business volume growth. Time deposits under $100 thousand decreased by $5.7 million (5.1%). Due to the decrease in interest rates in 1998, the Company experienced some outflow of maturing higher rate two and three year deposits which had been booked in earlier years.

Time deposits greater than or equal to $100 thousand were comprised of $5.2 million maturing within three months, $8.3 million maturing after three months and within twelve months, and $2.7 million maturing after twelve months.

Total borrowings increased by $17.9 million to $23.6 million at year-end 1998 compared to year-end 1997. During the fourth quarter, the Company borrowed $20 million under intermediate term notes from the Federal Home Loan Bank of Boston to fund the purchase of corporate debt securities. These notes are callable notes with final maturities of ten to fifteen years, and call periods of three, five, and ten years.

Interest Rate Sensitivity


The following table presents a breakdown of the Company's interest rate sensitive assets and liabilities on December 31, 1998 by specific time frames and cumulatively. Balances of fixed rate assets are reported by their expected prepayment schedules or by their expected remaining lives taking into account call provisions. These estimates are provided by a correspondent bank and are based on market estimates. Balances of deposit liabilities without a contractual maturity date are reported by their repricing characteristics. These repricing characteristics are determined by Management in accordance with an analysis of the market sensitivity of specific deposit product types. Repricing characteristics of borrowings include expected remaining lives, taking into account call provisions.


                                                            Total
Interest Rate Sensitivity - Repricing Horizon               Within                 1-5           Over 5
(dollars in millions)                                      One Year               Years           Years
---------------------------------------------------------------------------------------------------------
December 31, 1998
Earning Assets:
   Loans                                                      $ 91               $ 26             $ 68
   Securities available for sale                                12                 14               33
   Securities held to maturity                                   8                  7                -
   Other assets                                                 13                  -                -
---------------------------------------------------------------------------------------------------------
         Total earning assets                                $ 124               $ 47            $ 101
---------------------------------------------------------------------------------------------------------
Funds Supporting Earning Assets:
   NOW deposits                                               $ 18                $ 7              $ -
   Savings & Money Market                                       40                 27                -
   Time deposits < $100,000                                     74                 33                -
   Time deposits > $100,000                                     13                  3                -
                 -
   Borrowings                                                    1                 18                5
   Non-interest bearing funds                                    -                  -               33
---------------------------------------------------------------------------------------------------------
         Total funds supporting earning assets               $ 146               $ 88             $ 38
---------------------------------------------------------------------------------------------------------
December 31, 1998
---------------------------------------------------------------------------------------------------------
   Gap for period                                            $ (22)             $ (41)            $ 63
   Cumulative gap                                              (22)               (63)               -
   Cumulative gap as percent of total earning assets            (8)%              (23)%              -
December 31, 1997
---------------------------------------------------------------------------------------------------------
   Cumulative gap                                             $ 20              $ (22)               -
   Cumulative gap as percent of total earning assets             9%               (11)%              -


The Company's Asset Liability Committee (ALCO) meets weekly to manage net interest income and its sensitivity to interest rates. ALCO strategies are reviewed by the Board monthly. ALCO monitors risk and establishes long term strategies. ALCO also manages the interest rates and other pricing features of the Company's products.

At December 31, 1998, the Company had a negative twelve month gap of $22 million, compared to a positive twelve month gap of $20 million at the prior year-end. As a result of the decrease in interest rates in 1998, the demand for loans shifted toward fixed rate products, the supply of variable rate purchased assets decreased, and consumer demand for time deposits shifted to maturities of one year and less. Under these circumstances, the maturities of the Company's assets lengthened and the maturities of deposits shortened. Loans with repricing horizons over one year increased by $36 million (62.1%). Deposits with maturities over one year decreased by $15 million (17.6%). The above combined shift of $51 million in loans and deposits created the shift in the twelve month gap described above. Additionally, total securities with repricing horizons over one year increased by $17 million based on the investment portfolio management program. This increase was funded by a $19 million increase in borrowings with repricing horizons over one year.

The one year gap as a percentage of total earning assets was less than 10% at both year-end 1998 and year-end 1997. The Company generally targets a one year gap that is near zero or slightly positive. This provides protection to net interest income in case interest rates increase. The change in the one year gap from a positive to a negative position was beneficial to earnings during 1998. Under the Company's methodology, short term liabilities include $28 million in NOW and savings deposits. While these deposits have some short term interest sensitivity, it has been minimal in this decade. The cumulative five year gap measured ($63) million at year-end 1998, compared to ($22) million, as intermediate term liabilities were used to fund a $49 million increase in assets repricing over five years.

Liquidity and Cash Flows

The Company's primary source of funds is dividends from the Bank, and its primary use of funds is dividends to shareholders. Dividends from the Bank are primarily paid from current period cash earnings of the Bank, and secondarily from other liquid assets of the Bank. Dividends from the Bank to the Company are subject to restrictions as is further described in the Shareholder's Equity note to the consolidated financial statements. In 1998, the purchase of treasury stock in an amount of $3.1 million by the Company was also funded by a dividend from the Bank.

Liquidity is also needed by the Bank to fund loan originations and the use of credit commitments, along with deposit withdrawals and maturing borrowings. The Bank manages its day-to-day liquidity by maintaining short term investments and/or utilizing short term borrowings. In addition to its FHLBB relationship, the Bank maintains $12 million in credit facilities for short term borrowings and repurchase agreements. Over the year, loan originations and asset purchases are funded by amortization of loans and investments, as well as by deposit growth and FHLBB borrowings. In 1998, the primary use of funds were the origination of loans and the purchase of investment securities, and the primary sources of funds were growth in money market deposits and new FHLBB borrowings. In the event of additional funds needs, the Bank could choose to liquidate short term investments or to obtain funds from the investment portfolio either by selling securities available for sale or obtaining loans backed by investment securities. Additionally, the portfolio of Government guaranteed loan certificates represents a readily marketable pool of assets.

Capital Resources

Capital ratios for the Company and the Bank were in excess of all applicable regulatory requirements for all periods presented. Total shareholders' equity decreased by $0.6 million, with net income of $2.6 million offset by the purchase of treasury stock. The Company increased the quarterly cash dividend to five cents per share in the third quarter of 1998, from three cents per share in previous quarters, due to the effect of the three for two stock split declared and paid in the second quarter.

Impact of New Accounting Standards

Certain new accounting standards apply to future period reporting, as is more fully discussed in the Recent Accounting Developments section of the Summary of Significant Accounting Policies in the notes to the Consolidated Financial Statements.

Year 2000 Considerations

All disclosure concerning Year 2000 Considerations should be considered "Year 2000 Readiness Disclosure" pursuant to the Year 2000 Information and Readiness Disclosure Act. The Year 2000 modification information provided herein should be read in connection with the Year 2000 Information and Readiness Disclosure Act which, among other things, mandates that certain Year 2000 readiness disclosures may not be used in litigation.

The Company has established a Year 2000 project plan to address systems and facilities changes necessary to properly recognize dates after 1999, has assigned implementation responsibilities and has established management and Board reporting processes. All of the Company's significant information technology systems are provided under contract with major national banking systems providers who are progressing under their own Year 2000 plans. Most significant systems changes were reported to be completed at December 31, 1998.

The Company's plan follows the five step approach required by its regulators:
Awareness, Assessment, Modification, Verification, and Implementation. As of December 31, 1998, the Company believes that its progress under its plan was satisfactory in accordance with plan objectives, and the Company expects to complete its plan in accordance with regulatory guidelines. The Company's project also addresses its other suppliers, customers, and other constituents, as well as remediation and business resumption contingency plans.

The Company has arranged for temporary consulting help and has purchased diagnostic software to assist with this project. The costs of the project, which are not expected to be significant, and the dates in the Company's plans are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans.

The primary uncertainty facing the Company is the ability of third party systems providers to identify and modify software as planned. Specific factors that might cause material differences from plans include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties. Additional information about the Company's Year 2000 status at December 31, 1998 was as follows:

Readiness: The Company's plans include both information technology ("IT") and non-IT systems. Most of the Company's primary Year 2000 exposures relate to IT systems, primarily to the vendor of its account processing systems. This is a large national banking systems vendor. Additionally, as of the date of this report, this vendor has reported that it has substantially completed remediation, testing, and implementation actions for substantially all of the major processing systems which it is providing to the Company. The Company has substantially completed its own testing of these systems, and its plan calls for further testing and evaluation of these systems through the first half of 1999. The Company currently anticipates that its major IT vendors will comply with federal regulatory guidelines for Year 2000 readiness.

Costs: The Company has not incurred material costs related to its Year 2000 program. The Company is being charged approximately $25 thousand by its account processing vendor for testing arrangements, which is being billed over twelve months. The Company has accelerated certain capital expenditure plans, totaling approximately $150 thousand, related to computer upgrades, which it implemented in 1998. Additionally, the Company has budgeted further computer and equipment upgrades totaling up to $200 thousand in 1999, which include expenditures related to the execution of the Company's Year 2000 program. Additionally, the Company will evaluate capital expenditures totaling up to approximately $50 thousand related to general contingency capabilities.

Risks: The most significant risk anticipated by the Company is the possibility of interruptions to its account processing systems. Due to the progress described above, the Company does not presently foresee any material interruptions to these systems. The next most significant risk relates to interruptions in the payment processing systems, which are integrated with the Company's account processing systems. The Company is working with its payment processing vendors, the most significant of which are reported to be making satisfactory progress in complying with federal regulatory guidelines for Year 2000 readiness. These guidelines include the substantial completion of remediation of mission critical systems and the initiation of testing in 1998. The Company is also exposed to various non-IT systematic risks which it cannot fully monitor and test, including the supply of electric power, telecommunications services, and postal services.

Contingency Plans: The Company has taken actions to comply with federal regulatory requirements for Year 2000 contingency planning. The Company has established a contingency planning committee representing all of its major functional areas. The Company has established a contingency plan timetable and developed risk analyses for its high priority business functions; in the first half of 1999, the Company will be developing contingency timetables and action plans in accordance with federal regulatory guidelines. The Company has taken steps to increase its available staffing as necessary to respond to Year 2000 contingencies.

Comparison of 1997 VERSUS 1996

Alliance earned $2.02 million ($.82 per diluted share) for the year ended December 31, 1997. Net income increased by 40.3% from $1.44 million in 1996. As of year-end, Alliance had recorded seven consecutive quarters of increasing earnings. 1997 results benefited from improvements over 1996 in all major areas of operations. Net interest income increased by 3.9%, total service charges and fees increased by 2.9%, and non-interest expense declined by 3.4%. Collectively, these improvements contributed $559 thousand to 1997 earnings, providing an increase of 42.3% over 1996 pre-tax earnings. During 1997, the Company realized securities gains totaling $961 thousand as a result of an ongoing restructuring of the investment portfolio. The gains offset losses of $148 thousand on foreclosed assets and a $782 thousand increase in tax expense. Certain foreclosed assets were written down to accelerate liquidation. Tax expense in 1996 included the benefit of a larger reduction in the valuation allowance on the deferred tax asset. The Company reduced its nonperforming assets to 1.11% of total assets at year-end 1997, compared to 1.88% a year earlier. The loan loss allowance increased by 5.3% to $3.0 million, providing 140.7% coverage of nonaccruing loans, compared to 84.3% a year earlier. Net loan charge-offs totaled $679 thousand in 1997, compared to $468 thousand in 1996, as a result of a reassessment of probable consumer loan losses. Total nonaccruing loans were reduced to $2.1 million at year-end 1997, compared to $3.4 million a year earlier.

Total assets at year-end 1997 were $247.1 million, 6.4% higher than a year earlier. Total loans grew by a similar 6.5%, while total deposits grew by 7.8%. Deposit growth resulted from time account promotions during the first half of 1997, and from the introduction of a new money market account during the second half of 1997. Loan growth was mostly during the second half of 1997, and consisted primarily of commercial loan growth, along with originations of home equity loans. Shareholders' equity increased 20.6% from a year earlier to $18.8 million at December 31, 1997, representing a book value per share of $7.66. At year-end, the equity to asset ratio stood at 7.61%, up from 6.71% a year earlier. The Company's capital remained in excess of all regulatory requirements. In addition to retained earnings, sources of equity growth included option exercises and unrealized securities gains, which together provided a $1.5 million increase in net worth. On July 17, 1997, a 33.33% stock dividend was paid to shareholders, providing one additional share for each three shares held, as a result of a four-for-three stock split. Prior period earnings and book value per share have been restated for this change. Due to the effect of the stock split and a dividend increase in 1997, cash dividends paid to shareholders were 122% higher in the fourth quarter of 1997 than in the same period of the prior year.

On October 3, 1997, the Company completed formation of Alliance Bancorp of New England as the holding Company for Tolland Bank. Shareholders of the Bank became shareholders of the Company on a share for share basis. All existing Tolland Bank shares are treated the same as Alliance shares, with no need for shareholders to exchange them.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A table of market risk sensitive instruments is included in the Supplementary Financial Data section. For loans, securities and liabilities with contractual maturities, this table presents projected principal cash flows and related weighted-average interest rates by contractual maturities. Additionally reflected is the Company's historical experience of the impact of interest rate fluctuations on the prepayment of residential mortgages, consumer loans, commercial loans and mortgage-backed securities. Projected principal cash flows and prepayment assumptions utilized as a percentage of outstanding balances at year-end 1998 were 10% for residential mortgages, 27% for consumer loans and 32% for commercial loans, compared to 15%, 21% and 17%, respectively, at year-end 1997. Principal cash flows for mortgage backed securities were determined based on market prepayment speeds ("PSAs") at year-end 1998. Equity securities are reported as variable rate instruments with maturities of greater than five years, except for callable equities which are reported by the next call date. Time deposits and borrowings are presented based on contractual maturities and weighted-average interest rates. For core deposits (e.g., checking, savings and money market deposits) that have no contractual maturity, the table presents principal cash flows and related weighted-average interest rates based on the Company's historical experience and management's judgement concerning expected customer withdrawal behavior. The Company utilized decay rate assumptions of 8% for savings accounts, 2% for checking accounts and 3% for money market deposit accounts in the one year or less category, compared to 9%, 2% and 7%, respectively, at year-end 1997. Expectations regarding originations, prepayments and customer behavior are reviewed during the Company's budget preparation process and approved by the Asset/Liability Committee and the Board.

The table shows that the total fair values of market sensitive assets at December 31, 1998 exceeded carrying value by 3.7% due to the decrease in interest rates; these values were approximately equal in 1997. Fair values of market sensitive liabilities at both year-ends approximately equaled carrying value. Market risk sensitive assets are spread among several categories of loans and investments; fixed interest rate commercial loans were the largest category, totaling $49 million (19% of total market risk sensitive assets). In 1997, the largest category was variable interest rate commercial loans (28.0% of total market risk sensitive assets). Market risk sensitive liabilities were primarily concentrated in time deposits, which totaled $122.7 million (46.6% of total market risk sensitive liabilities); this decreased from 55.9% at year-end 1997.

Qualitative Disclosures About Market Risk

On a quarterly basis, management analyzes the sensitivity of net income and net worth to changes in interest rates and the Board reviews reports of the status of this sensitivity in comparison to approved internal guidelines. Quarterly reviews of market risk sensitivity are conducted in conjunction with reviews of the interest rate repricing horizon as previously described. Management and the Board manage market risk exposures based on an evaluation of changes in the composition of assets and liabilities, and management's plans for originating and promoting market risk sensitive instruments. Through weekly meetings of its Asset/Liability Committee, management is constantly adjusting its products, prices, and promotions to achieve all Asset/Liability objectives, including the management of interest rate sensitivity. Strategies utilized include changing the mix of new loan and deposit originations, establishing repricing targets for assets and liabilities which are repricing or maturing, and adjusting the level and mix of short term investments, securities available for sale, borrowings, and the potential utilization of hedging instruments. Because most market sensitive instruments are contracted with local customers in the context of multiple service relationships, and recognizing the generally level volume of annual sensitivity of existing instruments, management believes that it has the flexibility and capability to consider and successfully implement a variety of strategies in the normal course of business. There were no significant changes in the qualitative aspects of market risk management in 1998 compared to 1997.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Exhibit 99.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference from Alliance's Proxy Statement for the 1998 Annual Meeting of the Shareholders to be filed with the Scurities and Exchange Commission.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference from Alliance's Proxy Statement for the 1998 Annual Meeting of the Shareholders to be filed with the Scurities and Exchange Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference from Alliance's Proxy Statement for the 1998 Annual Meeting of the Shareholders to be filed with the Scurities and Exchange Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from Alliance's Proxy Statement for the 1998 Annual Meeting of the Shareholders to be filed with the Scurities and Exchange Commission.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) All schedules have been omitted as the required information is either included herein or in the Proxy Statement, or is inapplicable.

(b)  Reports on Form 8-K for Fourth Quarter

     (i) On November 27, 1998, the Company filed a Form 8-K reporting, under Item 6, the resignation of one of the Company's directors.


     (ii) On December 2, 1998, the Company filed a Form 8-K reporting, under Item 5, an appointment to the Board of Directors.

     (iii) On December 23, 1998, the Company filed a Form 8-K reporting, under Item 5, the appointment of two individuals to the Board of Directors to serve the remainder of the terms of two directors who announced their retirement.

(c)      Exhibit Index

The exhibits listed below are included in this report or are incorporated herein by reference to the identified document previously filed with the Securities and Exchange Commission as set forth parenthetically.

     3(i) Certificate of Incorporation of Registrant (Exhibit 99.1 to the Registration Statement on Form 8-A filed September 23, 1997).
     3(ii) Bylaws of Registrant (Exhibit 99.2 to the Registration Statement on Form 8-A filed September 23, 1997).
     10(i) Change in Control Agreement between Tolland Bank and Joseph H. Rossi, dated January 5, 1996 (Exhibit 10(i) to the Report on Form 10-K filed March 27, 1998).
     10(ii) 1997 Stock Incentive Plan for Directors, Officers and Key employees (Exhibit 4.3 to the Registration Statement on Form S-8 filed November 6, 1997).
     10(iii) Supplemental Executive Retirement Plan and Agreement between Tolland Bank and Joseph H. Rossi, dated December 16, 1996 (Exhibit 10(iii) to the Report on Form 10-K filed March 27,
               1998).
     10(iv) Directors' Deferred Compensation Plan (Exhibit 10(iv) to the Report on Form 10-K filed on March 27, 1998).
     10(v) Tolland Bank 1997 Employee Stock Purchase Plan (Exhibit 10(v) to the Report on Form 10-K filed on March 27, 1998).
     10(vi) Cash Bonus Plan (Exhibit 10(vi) to the Report on Form 10-K filed on March 27, 1998).
     21.       Subsidiaries of Registrant.
     23.       Independent Auditors' Consent
     27.       Financial Data Schedule.
     99.       Consolidated Financial Statements of the Registrant.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 23, 1999.

ALLIANCE BANCORP OF NEW ENGLAND, INC.
by

/s/ Joseph H. Rossi
Joseph H. Rossi
President/CEO


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors and officers on behalf of the Company on February 23, 1999:


/s/ Dr. Howard G. Abbott                       /s/ Patricia A. Noblet
------------------------------                 ------------------------------
Dr. Howard G. Abbott                           Patricia A. Noblet
Director                                       Director


/s/ Robert C. Boardman                         /s/ Kenneth R. Peterson
------------------------------                 ------------------------------
Robert C. Boardman                             Kenneth R. Peterson
Director                                       Director


/s/ William E. Dowty, Jr.                      /s/ Francis J. Prichard, Jr.
------------------------------                 ------------------------------
William E. Dowty, Jr.                          Francis J. Prichard, Jr.
Director                                       Chairman


/s/ D. Anthony Guglielmo                       /s/ Mark L. Summers
------------------------------                 ------------------------------
D. Anthony Guglielmo                           Mark L. Summers
Vice Chairman                                  Director


/s/ Reginald U. Martin                         /s/ Joseph H. Rossi
------------------------------                 ------------------------------
Reginald U. Martin                             Joseph H. Rossi
Director                                       Director/President/CEO


/s/ Douglas J. Moser                           /s/ David H. Gonci
------------------------------                 ------------------------------
Douglas J. Moser                               David H. Gonci
Director                                       Senior Vice President/
                                               Chief Financial Officer/Treasurer