Form 10-Q
period 1999-03-31
ALLIANCE BANCORP OF NEW ENGLAND INC
filed 1999-05-14
CIK 1046002

FORM 10-Q
--------------------------------------------------------------------------------
United States Securities and Exchange Commission
Washington, DC 20549
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 1999
Commission File Number 001-13405

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

As of May 5, 1999, Alliance Bancorp of New England had 2,295,286 shares of common stock outstanding.

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

                      Alliance Bancorp of New England, Inc.
                Consolidated Selected Financial Data (Unaudited)

                                                                      As of and for the three months ended March 31,
                                                            ------------------------------------------------------------------
                                                                              1999                             1998
------------------------------------------------------------------------------------------------------------------------------
For the Quarter (in thousands)
Net interest income                                                         $2,386                           $2,088
Provision for loan losses                                                      125                              145
Service charges and fees                                                       421                              247
Net gain on securities                                                         104                              435
Net gain on assets                                                              50                                -
Non-interest expense                                                         1,878                            1,744
Income before income taxes                                                     958                              881
Income tax expense                                                             258                              279
Net income                                                                  $  700                           $  602
------------------------------------------------------------------------------------------------------------------------------

Per Share
Basic earnings                                                              $  .31                           $  .24
Diluted earnings                                                               .30                              .23
Dividends declared                                                             .05                              .03
Book value                                                                    7.25                             7.91
Common stock price:
High                                                                         12.38                            14.24
Low                                                                           9.62                            10.92
Close                                                                         9.75                            14.00
------------------------------------------------------------------------------------------------------------------------------

At Quarter End (in millions)
Total assets                                                                $281.8                           $247.3
Total loans                                                                  182.4                            158.4
Other earning assets                                                          86.0                             78.4
Deposits                                                                     237.9                            220.7
Borrowings                                                                    25.6                              5.7
Shareholders' equity                                                          16.6                             19.7
------------------------------------------------------------------------------------------------------------------------------

Operating Ratios (in percent)
Return on average assets                                                      1.02%                            1.00%
Return on average equity                                                     15.80                            13.13
Equity % total assets (period end)                                            5.91                             7.97
Net interest spread (fully taxable equivalent)                                3.28                             3.26
Net interest margin (fully taxable equivalent)                                3.77                             3.83
Dividend payout ratio                                                        16.40                            13.79
------------------------------------------------------------------------------------------------------------------------------

                                       2

                      Alliance Bancorp of New England, Inc.
                     Consolidated Balance Sheets (Unaudited)

                                                                            March 31,                December 31,
(in thousands except share data)                                                 1999                        1998
-------------------------------------------------------------------------------------------------------------------------------
Assets
     Cash and due from banks                                                 $  7,865                    $  6,760
     Short-term investments                                                     9,479                      13,456
-------------------------------------------------------------------------------------------------------------------------------
         Total cash and cash equivalents                                       17,344                      20,216

     Securities available for sale (at fair value)                             63,356                      58,556

     Securities held to maturity                                               13,176                      15,431

     Residential mortgage loans                                                53,865                      57,555
     Commercial mortgage loans                                                 50,074                      46,724
     Other commercial loans                                                    24,507                      25,105
     Consumer loans                                                            32,908                      32,515
     Government guaranteed loans                                               21,017                      22,827
-------------------------------------------------------------------------------------------------------------------------------
         Total loans                                                          182,371                     184,726
     Less: Allowance for loan losses                                           (3,200)                     (3,060)
-------------------------------------------------------------------------------------------------------------------------------
         Net loans                                                            179,171                     181,666

     Premises and equipment, net                                                4,226                       4,276
     Foreclosed assets, net                                                        80                          80
     Other assets                                                               4,417                       3,356
-------------------------------------------------------------------------------------------------------------------------------
         Total assets                                                        $281,770                    $283,581
-------------------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity
     Demand deposits                                                         $ 21,426                    $ 25,328
     NOW deposits                                                              25,429                      25,155
     Money market deposits                                                     31,859                      29,585
     Savings deposits                                                          39,371                      37,238
     Time deposits                                                            119,782                     122,679
-------------------------------------------------------------------------------------------------------------------------------
         Total deposits                                                       237,867                     239,985

     Borrowings                                                                25,576                      23,610
     Other liabilities                                                          1,678                       1,790
-------------------------------------------------------------------------------------------------------------------------------
         Total liabilities                                                    265,121                     265,385

     Preferred stock, ( $.01 par value; 100,000 shares
         authorized, none issued)                                                   -                           -
     Common stock, ($.01 par value; authorized 4,000,000
         shares; issued 2,495,885 in 1999
         and 2,492,552 in 1998; outstanding 2,295,286 in 1999
         and 2,291,953 in 1998)                                                    25                          25
     Additional paid-in capital                                                11,330                      11,306
     Retained earnings                                                          9,809                       9,223
     Accumulated other comprehensive income (loss), net                        (1,406)                        751
     Treasury stock (200,599 shares)                                           (3,109)                     (3,109)
-------------------------------------------------------------------------------------------------------------------------------
         Total shareholders' equity                                            16,649                      18,196
-------------------------------------------------------------------------------------------------------------------------------
         Total liabilities and shareholders' equity                         $ 281,770                   $ 283,581
-------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements

                      Alliance Bancorp of New England, Inc.
                   Consolidated Income Statements (Unaudited)

                                                                                          Three Months Ended
                                                                                              March 31,
                                                                       -------------------------------------------------------
 (in thousands except share data)                                                1999                        1998
-------------------------------------------------------------------------------------------------------------------------------
Interest Income
     Loans                                                                 $    3,543                  $    3,188
     Debt securities                                                              936                         642
     Dividends on equity securities                                               290                         315
     Other earning assets                                                          92                         207
-------------------------------------------------------------------------------------------------------------------------------
         Total interest and dividend income                                     4,861                       4,352
-------------------------------------------------------------------------------------------------------------------------------

Interest Expense
     Deposits                                                                   2,176                       2,205
     Borrowings                                                                   299                          59
-------------------------------------------------------------------------------------------------------------------------------
         Total interest expense                                                 2,475                       2,264
-------------------------------------------------------------------------------------------------------------------------------

Net interest income                                                             2,386                       2,088

Provision For Loan Losses                                                         125                         145
-------------------------------------------------------------------------------------------------------------------------------
     Net interest income after provision for loan losses                        2,261                       1,943

Non-Interest Income
     Service charges and fees                                                     421                         247
     Net gain on securities                                                       104                         435
     Net gain on assets                                                            50                           -
-------------------------------------------------------------------------------------------------------------------------------
         Total non-interest income                                                575                         682

Non-Interest Expense
     Compensation and benefits                                                  1,014                         877
     Occupancy                                                                    180                         154
     Equipment                                                                     69                          75
     Data processing services                                                     167                         144
     Office, FDIC, & Insurance                                                    123                         140
     Problem asset related expense                                                 29                          66
     Other                                                                        296                         288
-------------------------------------------------------------------------------------------------------------------------------
         Total non-interest expense                                             1,878                       1,744
-------------------------------------------------------------------------------------------------------------------------------
     Income before income taxes                                                   958                         881
     Income tax expense                                                           258                         279
-------------------------------------------------------------------------------------------------------------------------------
         Net Income                                                        $      700                  $      602
-------------------------------------------------------------------------------------------------------------------------------

Per Share Data
     Basic earnings per share                                              $      .31                  $      .24
-------------------------------------------------------------------------------------------------------------------------------
     Diluted earnings per share                                            $      .30                  $      .23
-------------------------------------------------------------------------------------------------------------------------------

     Average basic shares outstanding                                       2,294,084                   2,490,775
     Average additional dilutive shares                                        78,542                      89,302
-------------------------------------------------------------------------------------------------------------------------------
     Average diluted shares outstanding                                     2,372,626                   2,580,077
-------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements
                                       4

                      Alliance Bancorp of New England, Inc.
     Consolidated Statements of Changes in Shareholders' Equity (Unaudited)

                                                                                      Accumulated
                                                        Additional                          other                      Total
Three Months ended March 31                   Common       paid-In      Retained    comprehensive     Treasury shareholders'
(in thousands except share data)               stock       capital      earnings           income        Stock        equity
-------------------------------------------------------------------------------------------------------------------------------

1998
----
Balance, December 31, 1997                       $16       $11,073        $7,071       $   643                     $18,803
Comprehensive income
     Net income                                                              602                                       602
     Unrealized gain on securities,
     net of reclassification adjustment                                                    153                         153
Dividends declared and paid                                                  (82)                                      (82)
Issuance of shares pursuant
to exercise of stock options                                   233                                                     233
-------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1998                          $16       $11,306        $7,591       $   796                     $19,709
-------------------------------------------------------------------------------------------------------------------------------


1999
----
Balance, December 31, 1998                       $25       $11,306        $9,223       $   751      $ (3,109)      $18,196
Comprehensive income
     Net income                                                              700                                       700
     Unrealized gain on securities,
     net of reclassification adjustment                                                 (2,157)                     (2,157)
Dividends declared and paid                                                 (114)                                     (114)
Issuance of shares pursuant to exercise
of stock options                                                24                                                      24
-------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1999                          $25       $11,330        $9,809       $(1,406)     $ (3,109)      $16,649
-------------------------------------------------------------------------------------------------------------------------------



Disclosure of reclassification amount
Three months ended March 31 (in thousands)                                                1999                        1998
-------------------------------------------------------------------------------------------------------------------------------
Unrealized holding gain (loss) arising during
     the period net of income tax expense (benefit)
     of ($1,076) and $258, respectively                                                $(2,088)                    $   410
Less reclassification adjustment for
     gains included in net income net of income
     tax expense of $35 and $178, respectively                                             (69)                       (257)
-------------------------------------------------------------------------------------------------------------------------------
Net unrealized gains on securities                                                     $(2,157)                    $   153
-------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements
                                       5

                      Alliance Bancorp of New England, Inc.
                Consolidated Statements of Cash Flows (Unaudited)

                                                                                        Three months ended March 31,
                                                                              -------------------------------------------------
(in thousands)                                                                           1999                    1998
-------------------------------------------------------------------------------------------------------------------------------
Operating Activities:
     Net income                                                                       $   700                 $   602
     Adjustments to reconcile net income to
     net cash provided by (used in) operating activities:
         Provision for loan losses                                                        125                     145
         Depreciation and amortization                                                    128                     139
         Net investment security gains                                                   (104)                   (435)
         Net asset gains                                                                  (50)                      -
         (Decrease) increase in other liabilities                                        (112)                    343
         Decrease (increase) in loans held for sale                                     3,782                  (1,138)
         (Increase) decrease in other assets                                              (54)                     19
-------------------------------------------------------------------------------------------------------------------------------
         Net cash provided by (used in) operating activities                            4,415                    (325)

Investing Activities:
     Securities available for sale:
         Proceeds from amortization and maturities                                      1,609                  12,669
         Proceeds from sales of securities                                              2,852                   2,705
         Purchases of securities                                                      (12,570)                (10,122)
     Securities held to maturity:
         Proceeds from amortization and maturities                                      2,255                     618
     Net (increase) decrease in loans                                                  (1,436)                     53
     Increase in foreclosed assets, net                                                     -                    (152)
     Proceeds from the sale of premises and equipment                                     464                       -
     Purchases of premises and equipment                                                 (219)                    (32)
-------------------------------------------------------------------------------------------------------------------------------
         Net cash (used in) provided by investing activities                           (7,045)                  5,739

Financing Activities:
     Net increase in interest-bearing deposits                                          1,784                     640
     Net decrease in demand deposits                                                   (3,902)                 (1,650)
     Net decrease in FHLB advances                                                        (34)                    (31)
     Net increase in other borrowings                                                   2,000                       -
     Stock options exercised                                                               24                     233
     Cash dividends paid                                                                 (114)                    (82)
-------------------------------------------------------------------------------------------------------------------------------
         Net cash provided by financing activities                                       (242)                   (890)
-------------------------------------------------------------------------------------------------------------------------------
Net Change in cash and cash equivalents                                                (2,872)                  4,524
Cash and cash equivalents at beginning of the period                                   20,216                  21,417
-------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of the period                                        $17,344                 $25,941
-------------------------------------------------------------------------------------------------------------------------------

Supplemental Information On Cash Payments
     Interest expense                                                                 $ 2,450                 $ 2,247
     Income tax expense                                                                   235                     180

Supplemental Information On Non-cash Transactions
     Net loans transferred to foreclosed assets                                             -                     153

See accompanying notes to financial statements
                                       6

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

Management's Discussion and Analysis of Financial Condition and Results of Operations accompany these financial statements. These consolidated interim financial statements and notes should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

The Company is a one bank holding company, chartered in Delaware. Its bank subsidiary is Tolland Bank ("the Bank"), a Connecticut chartered savings bank with deposits insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC"). The Bank provides consumer and commercial banking services from its eight offices located in Tolland County, Connecticut. Tolland Bank maintains a wholly owned passive investment subsidiary named Tolland Investment Corporation, and maintains a wholly owned foreclosed asset liquidation subsidiary named Asset Recovery Systems, Inc. ("ARS"). The consolidated financial statements include the Company, the Bank, and the Bank's subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

On April 28, 1998, the Company declared a three-for-two common stock split effected as a 50.0% stock dividend which was paid on May 26, 1998. All per share information has been retroactively adjusted to reflect this stock dividend for all periods in the statements.

Note 2.  Securities

                                                            Amortized        Unrealized       Unrealized              Fair
March 31, 1999 (in thousands)                                    Cost             Gains           Losses             Value
----------------------------------------------------------------------------------------------------------------------------
Securities available for sale
U.S. Government and agency                                    $13,748            $   20          $   (67)          $13,701
U.S. Agency mortgage-backed                                     1,741                 7              (10)            1,738
Other debt securities                                          31,155                62           (1,100)           30,117
Marketable equity                                              17,564               437           (1,382)           16,619
FHLB stock                                                      1,181                 -                -             1,181
----------------------------------------------------------------------------------------------------------------------------
     Total available for sale                                 $65,389            $  526          $(2,559)          $63,356
----------------------------------------------------------------------------------------------------------------------------
Securities held to maturity
U.S. Government and agency                                    $ 1,957            $   61          $     -           $ 2,018
U.S. Agency mortgage-backed                                    10,167                26              (14)           10,179
Other debt securities                                           1,052                27                -             1,079
----------------------------------------------------------------------------------------------------------------------------
     Total held to maturity                                   $13,176            $  114          $   (14)          $13,276
----------------------------------------------------------------------------------------------------------------------------

                                                            Amortized        Unrealized       Unrealized              Fair
December 31, 1998 (in thousands)                                 Cost             Gains           Losses             Value
----------------------------------------------------------------------------------------------------------------------------
Securities available for sale
U.S. Government and agency                                    $16,694            $   34          $   (82)          $16,646
U.S. Agency mortgage-backed                                     2,312                22               (1)            2,333
Other debt securities                                          19,265               476              (26)           19,715
Marketable equity                                              17,724             1,107             (150)           18,681
FHLBB stock                                                     1,181                 -                -             1,181
----------------------------------------------------------------------------------------------------------------------------
         Total available for sale                             $57,176            $1,639          $  (259)          $58,556
----------------------------------------------------------------------------------------------------------------------------
Securities held to maturity
U.S. Government and agency                                    $ 1,952            $   65          $     -           $ 2,017
U.S. Agency mortgage-backed                                    12,095                22              (28)           12,089
Other debt securities                                           1,384                29                -             1,413
----------------------------------------------------------------------------------------------------------------------------
     Total held to maturity                                   $15,431            $  116          $   (28)          $15,519
----------------------------------------------------------------------------------------------------------------------------

Note 3.  Nonperforming Loans

                                                                                    March 31,            December 31,
(in thousands)                                                                           1999                    1998
----------------------------------------------------------------------------------------------------------------------------
Total nonaccruing loans                                                                  $960                    $574
Accruing loans past due 90 days or more                                                     -                       -
Impaired loans:
     Impaired loans - valuation allowance required                                        831                     420
     Impaired loans - no valuation allowance required                                      28                     252
----------------------------------------------------------------------------------------------------------------------------
         Total impaired loans                                                            $859                    $672
     Total valuation allowance on impaired loans                                          289                     110
     Commitments to lend additional funds for impaired loans                                -                       -

                                       8

Note 4.  Allowance for Loan Losses

                                                                              Three Months Ended           Year Ended
                                                                                    March 31,               December 31,
(in thousands)                                                                         1999                    1998
----------------------------------------------------------------------------------------------------------------------------
Beginning balance                                                                      $3,060                  $3,000
Charge-offs                                                                                (9)                   (401)
Recoveries                                                                                 24                     282
Provision for losses                                                                      125                     179
----------------------------------------------------------------------------------------------------------------------------
         Ending balance                                                                $3,200                  $3,060
----------------------------------------------------------------------------------------------------------------------------

Note 5.  New Accounting Standards

In June 1998, the FASB issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that companies record all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The manner in which the companies are to record gains and losses resulting from changes in the values of those derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. For qualifying hedges, the recognition of changes in the value of both the hedge and the hedged item are recorded in earnings in the same period. Changes in the fair value of derivatives that do not qualify for hedge accounting are included in earnings in the period of the change. SFAS 133 also allows a one-time reclassification of held to maturity securities. This statement is effective for years beginning after June 15, 1999. The Company does not believe that the adoption of this statement will have a material impact on its financial position or results of operations.

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

SUMMARY

The Company reported a 16.3% increase in earnings for the first quarter ended March 31, 1999, with net profit totaling $700 thousand compared to $602 thousand a year earlier. Quarterly earnings per share increased by 30.4% to $.30 compared to $.23 a year earlier, on a diluted basis.

The Company has replaced earnings contributed from securities gains in 1998 with recurring interest and fee income in 1999. As a result of additions to both loans and investment securities, interest and fee income have increased by approximately 20%. The Company continues to follow its plan to build its ongoing earnings stream through growth in earning assets, coupled with higher sales of products and services to its retail and commercial customers. During the first quarter, the Company opened its new permanent office in Hebron, and the Company moved forward with plans to break ground for its new office in South Windsor. Additionally, the Company has invested in a new office facility at 215 Merrow Road for its Tolland customers. The Company continues to record strong growth in new products. Higher earnings have provided the basis for a 20% increase in the quarterly cash dividend to shareholders.

Net interest income grew during the quarter, increasing by $298 thousand (14.3%) to $2.386 million, equaling the increase in average earning assets in the first quarter of 1999 compared to the same period of 1998. This growth included a 21% increase in average regular loans and a 26% increase in average investment securities, along with a 50% decrease in average short term investments. The increase in net interest income largely offset a $331 thousand decrease in gains on the sale of investment securities, due to a lower volume of securities sold in the first quarter of 1999.

Service charges and fees increased significantly totaling $421 thousand in the quarter ended March 31, 1999, increasing 70.4% over the results for 1998. This improvement included increases in most major categories of service charges and fees. The largest increase was in secondary market income, reflecting a higher volume of activity in 1999. Loan related fees also increased due to higher loan prepayment fees.

Non-interest expense increased by $134 thousand (7.7%) due primarily to higher staff and occupancy related expenses related to growth and expansion of the Bank. Total expenses benefited from a decrease in problem asset related expenses, reflecting the resolution of most major problem assets in 1998. The effective income tax rate decreased to 26.9% in 1999, from 31.7% in the first quarter of 1998. This reflected the state income tax impact of the formation of a passive investment corporation in the most recent quarter, together with the ongoing federal income tax benefit of the dividends received deduction on investment securities.

Earnings growth was also reflected in the return on assets, which improved to 1.02%, and the return on shareholders' equity, which improved to 15.80%. While the net interest spread improved slightly to 3.28%, the net interest margin decreased to 3.77% due to a higher reliance on interest bearing funds to support growth in earning assets.

Total assets measured $281.8 million at March 31, 1999. Total regular loans, excluding government guaranteed loans and residential mortgages held for sale, were $159.8 million at March 31, 1999, an increase of 2.1% from year-end 1998. Total deposits were $237.9 million at March 31, 1999, a decrease of 0.9% due to higher transactions balances held by depositors at year-end 1998.

Shareholders' equity totaled $16.6 million, representing a book value per share of $7.25. Shareholders' equity decreased from year-end 1998 due to a decrease in accumulated other comprehensive income, as a result of changes in the market value of equity securities available for sale. During the most recent quarter, the Company declared and paid a $0.05 per share cash dividend. A treasury stock purchase in July, 1998 totaling $3.1 million also affected comparisons to the first quarter of 1998, including earnings per share and book value per share. The Company's capital remains in excess of all regulatory requirements.

RESULTS OF OPERATIONS

Net Interest Income: As noted above, net interest income increased by 14.3% due to growth in loans and securities. Since year-end 1998, loan growth has primarily been in the commercial portfolio (commercial mortgages and loans), which grew at a 15.3% annualized rate in the first quarter of 1999. The $3.7 million decrease in residential mortgages was due to an equal decrease in mortgages held for sale. Growth in investment securities has been in investment grade corporate bonds, which are classified as available for sale. Total securities available for sale increased by $4.8 million during the most recent quarter.

The fully taxable equivalent net interest margin had increased from 3.83% in the first quarter of 1998, to 4.14% in the fourth quarter of 1998. These results included the benefit of lower nonaccruing loans as well as collection of previously nonaccrued interest related to the liquidation of problem loans. During the first quarter of 1999, the net interest margin declined to 3.77%. This reflects the effects of lower interest rates, which accelerated prepayments and contributed to lower yields on funds reinvested, and on new growth in earning assets. The tax equivalent yield declined in most major categories of earning assets in the most recent quarter, compared to the fourth quarter of 1998, and the total tax equivalent yield on earning assets decreased from 7.96% in the fourth quarter of 1998 to 7.52% in the first quarter of 1999.

The yield on interest bearing liabilities decreased in the last two quarters due to the repricing of time deposits in the lower rate environment, along with growth in lower cost money market and savings accounts. The lower cost of time deposits also reflected a shortening in the duration of the portfolio, as customers preferred to keep maturities shorter in the lower rate environment. The yield on interest bearing liabilities declined from 4.48% in the first quarter of 1998 to 4.34% in the fourth quarter of 1998 and to 4.24% in the first quarter of 1999. The reduction in the cost of funds partially offset the impact of the decline in earning asset yields on the overall net interest margin.

As a result of the decrease in the net interest margin, total net interest income declined by 4.1% in the first quarter of 1999, compared to the fourth quarter of 1998. However, the 4.10% net interest margin in the fourth quarter of 1998 was unusually high. Compared to the third quarter of 1998, net interest income in the most recent quarter increased by 4.6%, reflecting the general quarterly trend of net interest income during the past year.

Provision for Loan Losses: The provision is made to maintain the allowance for loan losses at a level deemed adequate by management. The provision was $125 thousand in the most recent quarter, compared to $145 thousand in the same quarter of 1998. During the most recent quarter, the allowance was increased from $3.06 million to $3.20 million due to an increase in the valuation allowance on impaired loans. Please see the later discussion on the Allowance for Loan Losses.

Non-Interest Income: First quarter service charge and fee income was $421 thousand, an increase of $174 thousand (70.4%) from the same period of 1998. This increase included $68 thousand in higher prepayment fees and $70 thousand in higher secondary market income. The prepayment fees were primarily related to commercial loan prepayment activity. The secondary market income reflected higher secondary market sales of residential mortgage loans, including the effects of the reduction in the loans held for sale noted previously.

During the first quarter of 1999, the Company recorded $104 thousand in net gains realized on the sale of investment securities, compared to $435 thousand recorded in the same quarter of 1998. Investment gains reflect an ongoing process of active investment portfolio management, including realizing the benefits of improving market valuations. During the most recent quarter, market valuations decreased, which contributed to the decrease in net gains realized. Please see the later discussion of comprehensive income. In the first quarter, the Company also recorded a $50 thousand net gain on the sale of assets.

Non-Interest Expense and Tax Expense: As previously noted, the $134 thousand (7.7%) increase in non-interest expense was primarily due to a $137 thousand increase in staff related expense. This reflected staff increases related to expansion of business activities, along with the effects of higher average salaries. Occupancy and data processing expense increased due to new offices and increased business activity. The earlier summary also noted the contribution of lower problem asset related expense and lower income tax expense. The effect of the establishment of a passive investment corporation was to eliminate consolidated state income tax expense, which is expected to be an ongoing benefit.

Comprehensive Income: Comprehensive income includes changes (after tax) in the market valuation of investment securities available for sale. Comprehensive income was ($1.457) million in the most recent quarter, compared to $755 thousand in the same period of 1998. The results for 1999 include a ($2.157) million reclassification adjustment for net unrealized gains on securities. Please see the following discussion on investment securities.

FINANCIAL CONDITION

Cash and Cash Equivalents: Short term investments decreased by $4.0 million during the quarter due to purchases of investment securities available for sale.

Investment Securities: Securities held to maturity (HTM) decreased by $2.3 million due to amortization and maturities. Securities available for sale (AFS) increased by $4.8 million. Total purchases of AFS securities were $12.6 million, and total amortization and sales were $4.5 million. Total holding losses for the period were $3.2 million, or about 5.3% of the fair value of the portfolio as of year-end 1998. Holding losses on marketable equity securities were $1.8 million (9.6% of year-end 1998 fair value), and holding losses on debt securities were $1.4 million (3.6% of year-end 1998 fair value). These changes reflect an increase in long term interest rates in the most recent quarter, along with changes in market valuations of utilities stocks. At March 31, 1999, the total net unrealized loss on AFS securities was $2.0 million (3.1% of amortized cost), compared to a net unrealized gain of $1.4 million (2.4% of amortized cost) at year-end 1998.

Total Loans: Total loans decreased by $2.4 million to $182.4 million. As previously noted, this decrease reflected loan prepayments and a reduction in residential mortgage loans held for sale, and was partially offset by growth in commercial mortgage loans and consumer loans. During the quarter, the Company introduced its new Equity Select home equity line of credit, which allows borrowers to establish fixed rate amortizing loans within the line to finance specific purchases. This product is relatively new to the marketplace, and it offers the convenience of instalment loans combined with the flexibility and tax benefits associated with home equity lines.

Nonperforming Assets: Nonaccruing loans increased to $960 thousand at March 31, 1999 compared to $574 thousand at year-end 1998. This increase was primarily in several commercial loans which are under consideration for modifications. Foreclosed assets remained at $80 thousand. Total nonperforming assets measured 0.37% of total assets at March 31, 1999.

Allowance for Loan Losses: The allowance for loan losses totaled $3.2 million (1.75% of total loans) at March 31, 1999, compared to $3.060 million (1.66% of total loans) at year-end 1998. During the most recent quarter, gross charge-offs were $9 thousand and gross recoveries were $24 thousand. The allowance measured 333% of nonaccruing loans at the end of the quarter. The valuation allowance on impaired loans increased by $179 thousand to $289 thousand at March 31, 1999 as a result of the increase in nonaccruing loans.

Deposits and Borrowings: Total deposits decreased by $2.1 million (0.9%) to $237.9 million during the most recent quarter. This decrease was primarily due to a $3.9 million decline in demand deposit balances from high levels at year-end 1998. The Company recorded growth of $2.3 million (7.7%) in money market deposit balances and $2.1 million (5.7%) in savings account balances during the quarter. This growth more than offset the $2.9 million (2.4%) decrease in higher cost time deposit balances during this period. Total interest bearing deposits increased by $1.8 million during the quarter, due to growth in the new Hebron office. Borrowings increased by $2.0 million as a result of short term borrowings outstanding at March 31, 1999.

Interest Rate Sensitivity: The one year interest rate gap increased to a liability sensitive position of $39 million (15% of earning assets) at March 31, 1999, compared to $22 million in liability sensitivity (8% of earning assets) at year-end 1998. This $17 million increase in liability sensitivity primarily reflected the $12.6 million purchase of fixed rate AFS investment securities with funds partially provided from short term investments, maturities and prepayments on loans and investments, and growth in money market and savings deposits. Included in this gap measurement are about $28 million in savings and NOW account balances which are included as variable within one year but which have been generally stable for several years. The Company normally targets a one year gap position which is near breakeven. Liability sensitivity has been allowed to increase due to customer demand and market related factors, along with investment opportunities in the first quarter. Core deposit growth in new offices and promotion of longer term time deposits are expected to mitigate additional liability sensitivity in future periods.

Liquidity and Cash Flows: As noted above, the Bank's primary use of funds during the quarter was the purchase of long term fixed rate AFS investment securities, and its primary sources of funds were the liquidation of short term investments and growth in money market and savings account balances. Borrowings, time deposits, and money market accounts are the primary sources of liquidity for additional balance sheet growth. Short term investments, securities available for sale, and government guaranteed loan certificates provide additional sources of liquidity. The Company's primary source of funds is dividends from the Bank and its primary use of funds is dividends to shareholders.

Capital Resources: During the most recent quarter, shareholders' equity decreased by $1.5 million to $16.6 million as a result of the accumulated other comprehensive loss related to the change in fair value of AFS investment securities. Retained earnings increased by $586 thousand due to the contribution of net income for the quarter. Total equity measured 5.9% of total assets at March 31, 1999, compared to 6.4% at year-end 1998. The Tier 1 capital ratio measured 6.0% and the Risk Based Capital Ratio measured 9.5% at March 31, 1999. Capital ratios for the Company and Tolland Bank were in excess of all applicable regulatory requirements at March 31, 1999.

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

The Company has established a Year 2000 project plan to address systems and facilities changes necessary to properly recognize dates after 1999, has assigned implementation responsibilities and has established management and Board reporting processes. All of the Company's significant information technology systems are provided under contract with major national banking systems providers who are progressing under their own Year 2000 plans. Most significant systems changes by those providers have been reported to be completed.

The Company's plan follows the five step approach required by its regulators:
Awareness, Assessment, Modification, Verification, and Implementation. As of

March 31, 1999, the Company believes that its progress under its plan was satisfactory in accordance with plan objectives. The Company expects to complete its plan in accordance with regulatory guidelines. The Company's project also addresses its other suppliers, customers, and other constituents, as well as remediation and business resumption contingency plans.

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

The primary uncertainty facing the Company is the ability of third party systems providers to identify and modify software as planned. Specific factors that might cause material differences from plans include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties. Additional information about the Company's Year 2000 status at March 31, 1999 was as follows:

Readiness: The Company's plans include both information technology ("IT") and non-IT systems. Most of the Company's primary Year 2000 exposures relate to IT systems, primarily to the vendor of its account processing systems. This is a large national banking systems vendor. Additionally, this vendor has reported that it has substantially completed remediation, testing, and implementation actions for substantially all of the major processing systems which it is providing to the Company. The Company has substantially completed its own testing of these systems, and its plan calls for further testing and evaluation of these systems through the first half of 1999. The Company currently anticipates that its major IT vendors will comply with federal regulatory guidelines for Year 2000 readiness.

Costs: The Company has not incurred material costs related to its Year 2000 program. The Company is being charged approximately $25 thousand by its account processing vendor for testing arrangements, which is being billed over twelve months through June, 1999. The Company has budgeted further computer and equipment upgrades totaling up to $200 thousand in 1999, which include expenditures related to the execution of the Company's Year 2000 program. Additionally, the Company will evaluate capital expenditures totaling up to approximately $50 thousand related to general contingency capabilities. Actual Year 2000 related capital expenditures through March 31, 1999 were about $10 thousand.

Risks: The most significant risk anticipated by the Company is the possibility of interruptions to its account processing systems. Due to the progress described above, the Company does not presently foresee any material interruptions to these systems. The next most significant risk relates to interruptions in the payment processing systems, which are integrated with the Company's account processing systems. The Company is working with its payment processing vendors, the most significant of which are reported to be making satisfactory progress in complying with federal regulatory guidelines for Year 2000 readiness. These guidelines include the substantial completion of remediation of mission critical systems and the initiation of testing in 1998 and completion of testing of these systems by June 30, 1999. The Company is also exposed to various non-IT systematic risks which it cannot fully monitor and test, including the supply of electric power, telecommunications services, and postal services.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


See discussion and analysis of quantitative and qualitative disclosures about market risk provided in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 filed March 29, 1999. There have been no material changes in reported market risks faced by the Company since the end of 1998.

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

              (b) Reports on Form 8-K filed during the quarter ended March 31,
                  1999.

                  The Company did not file any reports on Form 8-K during the quarter ended March 31, 1999.

Average Balance Sheet and Interest Rates - Fully Taxable Equivalent (FTE)

(dollars in thousands)                                 Average Balance                          Rate (FTE Basis)
------------------------------------------------------------------------------------------------------------------------
Quarters ended March 31                               1999           1998                       1999        1998
------------------------------------------------------------------------------------------------------------------------
Loans                                             $182,652       $157,134                       7.81%       8.16%
Securities available for sale                       63,498         42,971                       7.35        7.74
Securities held to maturity                         14,336         19,657                       5.51        5.91
Other earning assets                                 7,791         15,203                       5.23        5.82
------------------------------------------------------------------------------------------------------------------------
     Total earning assets                          268,277        234,965                       7.52        7.74
Other assets                                        10,076          9,599
------------------------------------------------------------------------------------------------------------------------
     Total assets                                 $278,353       $244,564
------------------------------------------------------------------------------------------------------------------------
Interest bearing deposits                         $213,334       $201,018                       4.14        4.45
Borrowings                                          23,610          3,763                       5.14        6.39
------------------------------------------------------------------------------------------------------------------------
Interest bearing liabilities                       236,944        204,781                       4.24        4.48
Other liabilities                                   23,449         21,521
Shareholder's equity                                17,960         18,262
------------------------------------------------------------------------------------------------------------------------
Total liabilities and equity                      $278,353       $244,564
------------------------------------------------------------------------------------------------------------------------
Net Interest Spread                                                                             3.28%       3.26%
Net Interest Margin                                                                             3.77%       3.83%

                                       16

Signatures

         Pursuant to the requirements to Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ALLIANCE BANCORP OF NEW ENGLAND, INC.





         Date:    May 12, 1999             /s/ Joseph H. Rossi
                                           -------------------
                                           Joseph H. Rossi
                                           President/CEO



         Date:    May 12, 1999             /s/ David H. Gonci
                                           ------------------
                                           David H. Gonci
                                           Senior Vice President/CFO