Form 10-Q
period 1999-06-30
ALLIANCE BANCORP OF NEW ENGLAND INC
filed 1999-08-16
CIK 1046002

FORM 10-Q
-------------------------------------------------------------------------------

United States Securities and Exchange Commission
Washington, DC 20549
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 1999
Commission File Number 001-13405

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

As of August 9, 1999, Alliance Bancorp of New England had 2,295,286 shares of common stock outstanding.

TABLE OF CONTENTS                                                                            Page
Table         Consolidated Selected Financial Data..............................................2
Part I        Financial Information
Item 1        Financial Statements
                  Consolidated Balance Sheets...................................................3
                  Consolidated Income Statements................................................4
                  Consolidated Statements of Changes in Shareholders' Equity....................5
                  Consolidated Statements of Cash Flows.........................................6
                  Notes to Consolidated Financial Statements....................................7
Item 2        Management's Discussion and Analysis
                  of Financial Condition and Results of Operations.............................10
                  Special Note Regarding Forward-Looking Statements............................10
Item 3        Quantitative and Qualitative Disclosures About Market Risk.......................16
Part II       Other Information................................................................16
Table         Average Balance Sheet and Interest Rates ........................................17
Signatures        .............................................................................18

                      Alliance Bancorp of New England, Inc.
                Consolidated Selected Financial Data (Unaudited)

                                                             As of and for the three months     As of and for the six months
                                                                     ended June 30,                    ended June 30,
                                                            ------------------------------------------------------------------
                                                                     1999             1998             1999             1998
------------------------------------------------------------------------------------------------------------------------------
For the Quarter (in thousands)

Net interest income                                               $ 2,521          $ 2,172         $ 4,907          $ 4,259
Provision for loan losses                                              11               14             136              158
Service charges and fees                                              461              315             883              562
Net gain on securities                                                  -              453             104              888
Net gain on assets                                                      -                -              50                -
Non-interest expense                                                1,961            1,836           3,840            3,581
Income before income taxes                                          1,010            1,090           1,968            1,970
Income tax expense                                                    279              464             537              742
Net income                                                          $ 731            $ 626         $ 1,431          $ 1,228
------------------------------------------------------------------------------------------------------------------------------

Per Share

Basic earnings                                                      $ 0.32          $ 0.25           $ 0.62          $ 0.49
Diluted earnings                                                      0.31            0.24             0.60            0.47
Dividends declared                                                    0.06            0.03             0.11            0.07
Book value                                                            6.98            7.90             6.98            7.90
Common stock price:
High                                                                 12.38           16.67            12.38           16.67
Low                                                                   9.13           14.00             9.13           10.92
Close                                                                12.31           15.75            12.31           15.75
------------------------------------------------------------------------------------------------------------------------------

At Quarter End (in millions)

Total assets                                                       $ 307.6         $ 252.3          $ 307.6         $ 252.3
Total loans                                                          188.6           165.1            188.6           165.1
Other earning assets                                                 105.2            75.3            105.2            75.3
Deposits                                                             249.0           225.8            249.0           225.8
Borrowings                                                            39.5             5.7             39.5             5.7
Shareholders' equity                                                  16.0            19.7             16.0            19.7
------------------------------------------------------------------------------------------------------------------------------

Operating Ratios (in percent)

Return on average assets                                              1.02%           1.01%            1.02%           1.01%
Return on average equity                                             17.74           13.01            16.62           12.97
Equity % total assets (period end)                                    5.21            7.81             5.21            7.81
Net interest spread (fully taxable equivalent)                        3.40            3.35             3.34            3.30
Net interest margin (fully taxable equivalent)                        3.86            3.94             3.82            3.89
Dividend payout ratio                                                18.84           13.27            17.64           13.53
------------------------------------------------------------------------------------------------------------------------------

                      Alliance Bancorp of New England, Inc.
                     Consolidated Balance Sheets (Unaudited)

                                                                             June 30,                December 31,
(in thousands except share data)                                                 1999                        1998
------------------------------------------------------------------------------------------------------------------------------
Assets
     Cash and due from banks                                                $   7,242                   $   6,760
     Short-term investments                                                    20,354                      13,456
------------------------------------------------------------------------------------------------------------------------------
         Total cash and cash equivalents                                       27,596                      20,216

     Securities available for sale (at fair value)                             73,533                      58,556

     Securities held to maturity                                               11,317                      15,431

     Residential mortgage loans                                                54,628                      57,555
     Commercial mortgage loans                                                 53,012                      46,724
     Other commercial loans                                                    26,916                      25,105
     Consumer loans                                                            34,311                      32,515
     Government guaranteed loans                                               19,691                      22,827
------------------------------------------------------------------------------------------------------------------------------
         Total loans                                                          188,558                     184,726
     Less: Allowance for loan losses                                           (3,200)                     (3,060)
------------------------------------------------------------------------------------------------------------------------------
         Net loans                                                            185,358                     181,666

     Premises and equipment, net                                                4,385                       4,276
     Foreclosed assets, net                                                        80                          80
     Other assets                                                               5,298                       3,356
------------------------------------------------------------------------------------------------------------------------------
         Total assets                                                       $ 307,567                   $ 283,581
------------------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity
     Demand deposits                                                        $  25,430                   $  25,328
     NOW deposits                                                              24,304                      25,155
     Money market deposits                                                     32,209                      29,585
     Savings deposits                                                          41,705                      37,238
     Time deposits                                                            125,358                     122,679
------------------------------------------------------------------------------------------------------------------------------
         Total deposits                                                       249,006                     239,985

     Borrowings                                                                39,541                      23,610
     Other liabilities                                                          2,991                       1,790
------------------------------------------------------------------------------------------------------------------------------
         Total liabilities                                                    291,538                     265,385

     Preferred stock, ( $.01 par value; 100,000 shares
         authorized, none issued)                                                   -                           -
     Common stock, ($.01 par value; authorized 4,000,000
         shares; issued 2,495,885 in 1999
         and 2,492,552 in 1998; outstanding 2,295,286 in 1999
         and 2,291,953 in 1998)                                                    25                          25
     Additional paid-in capital                                                11,330                      11,306
     Retained earnings                                                         10,403                       9,223
     Accumulated other comprehensive income (loss), net                        (2,620)                        751
     Treasury stock (200,599 shares)                                           (3,109)                     (3,109)
------------------------------------------------------------------------------------------------------------------------------
         Total shareholders' equity                                            16,029                      18,196
------------------------------------------------------------------------------------------------------------------------------
         Total liabilities and shareholders' equity                         $ 307,567                   $ 283,581
------------------------------------------------------------------------------------------------------------------------------

                      Alliance Bancorp of New England, Inc.
                   Consolidated Income Statements (Unaudited)

                                                                  Three Months Ended                 Six Months Ended
                                                                       June 30,                          June 30,
                                                          --------------------------------------------------------------------
 (in thousands except share data)                                1999             1998             1999              1998
------------------------------------------------------------------------------------------------------------------------------
Interest Income
     Loans                                                  $   3,569        $    3,368       $   7,112         $    6,555
     Debt securities                                            1,074               620           2,011              1,261
     Dividends on equity securities                               299               310             588                625
     Other earning assets                                         132               161             224                370
------------------------------------------------------------------------------------------------------------------------------
         Total interest and dividend income                     5,074             4,459           9,935              8,811
------------------------------------------------------------------------------------------------------------------------------

Interest Expense
     Deposits                                                   2,197             2,226           4,372              4,432
     Borrowings                                                   356                61             656                120
------------------------------------------------------------------------------------------------------------------------------
         Total interest expense                                 2,553             2,287           5,028              4,552
------------------------------------------------------------------------------------------------------------------------------

Net interest income                                             2,521             2,172           4,907              4,259

Provision For Loan Losses                                          11                14             136                158
------------------------------------------------------------------------------------------------------------------------------
     Net interest income after provision for loan losses        2,510             2,158           4,771              4,101

Non-Interest Income
     Service charges and fees                                     461               315             883                562
     Net gain on securities                                         -               453             104                888
     Net gain on assets                                             -                 -              50                  -
------------------------------------------------------------------------------------------------------------------------------
         Total non-interest income                                461               768           1,037              1,450

Non-Interest Expense
     Compensation and benefits                                    968               833           1,982              1,711
     Occupancy                                                    176               147             356                300
     Equipment                                                     73                76             141                151
     Data processing services                                     150               131             318                276
     Office, FDIC, & Insurance                                    124               128             247                268
     Problem asset related expense                                 17                80              46                146
     Other                                                        453               441             750                729
------------------------------------------------------------------------------------------------------------------------------
         Total non-interest expense                             1,961             1,836           3,840              3,581
------------------------------------------------------------------------------------------------------------------------------
     Income before income taxes                                 1,010             1,090           1,968              1,970
     Income tax expense                                           279               464             537                742
------------------------------------------------------------------------------------------------------------------------------
         Net Income                                         $     731        $      626       $   1,431         $    1,228
------------------------------------------------------------------------------------------------------------------------------

Per Share Data
     Basic earnings per share                               $    0.32        $     0.25       $    0.62         $     0.49
------------------------------------------------------------------------------------------------------------------------------
     Diluted earnings per share                             $    0.31        $     0.24       $    0.60         $     0.47
------------------------------------------------------------------------------------------------------------------------------

     Average basic shares outstanding                       2,295,286         2,492,552       2,294,699          2,491,617
     Average additional dilutive shares                        72,326           106,053          74,536             99,793
------------------------------------------------------------------------------------------------------------------------------
     Average diluted shares outstanding                     2,367,612         2,598,605       2,369,235          2,591,410
------------------------------------------------------------------------------------------------------------------------------

                      Alliance Bancorp of New England, Inc.
     Consolidated Statements of Changes in Shareholders' Equity (Unaudited)

                                                                                      Accumulated
                                                        Additional                          other                      Total
Six Months ended June 30                      Common       paid-In      Retained    comprehensive     Treasury shareholders'
(in thousands except share data)               stock       capital      earnings           income        Stock        equity
------------------------------------------------------------------------------------------------------------------------------
1998
----
Balance, December 31, 1997                      $ 16      $ 11,073       $ 7,071         $ 643                    $ 18,803
Comprehensive income
     Net income                                                            1,228                                     1,228
     Unrealized gain on securities,
     net of reclassification adjustment                                                   (402)                       (402)
Dividends declared and paid                                                 (166)                                     (166)
Three for two stock split
effected as a stock dividend                       9                          (9)
Issuance of shares pursuant
to exercise of stock options                                   233                                                     233
------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1998                          $ 25      $ 11,306       $ 8,124         $ 241                    $ 19,696
------------------------------------------------------------------------------------------------------------------------------


1999
----
Balance, December 31, 1998                      $ 25      $ 11,306       $ 9,223         $ 751      $ (3,109)     $ 18,196
Comprehensive income
     Net income                                                            1,431                                     1,431
     Unrealized gain on securities,
     net of reclassification adjustment                                                 (3,371)                     (3,371)
Dividends declared and paid                                                 (251)                                     (251)
Issuance of shares pursuant to exercise
of stock options                                                24                                                      24
------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1999                          $ 25      $ 11,330      $ 10,403      $ (2,620)     $ (3,109)     $ 16,029
------------------------------------------------------------------------------------------------------------------------------



Disclosure of reclassification amount
 Six months ended June 30 (in thousands)                                                    1999                    1998
------------------------------------------------------------------------------------------------------------------------------
Unrealized holding gain (loss) arising during
     the period net of income tax benefit (expense)
     of $1,697 and $81, respectively                                                    $ (3,295)                  $ 122
Less reclassification adjustment for
     gains included in net income net of income
     tax expense of $28 and $364, respectively                                               (76)                   (524)
------------------------------------------------------------------------------------------------------------------------------
Net unrealized gains on securities                                                      $ (3,371)                 $ (402)
------------------------------------------------------------------------------------------------------------------------------

                      Alliance Bancorp of New England, Inc.
                Consolidated Statements of Cash Flows (Unaudited)

                                                                                         Six months ended June 30,
                                                                              ------------------------------------------------
(in thousands)                                                                           1999                    1998
------------------------------------------------------------------------------------------------------------------------------
Operating Activities:
     Net income                                                                       $ 1,431                 $ 1,228
     Adjustments to reconcile net income to
     net cash provided by (used in) operating activities:
         Provision for loan losses                                                        136                     158
         Depreciation and amortization                                                    256                     278
         Net investment security gains                                                   (104)                   (888)
         Net asset gains                                                                  (50)                      -
         Increase in other liabilities                                                  1,151                     255
         Decrease (increase) in loans held for sale                                     4,286                  (1,906)
         Increase in other assets                                                        (363)                   (689)
------------------------------------------------------------------------------------------------------------------------------
         Net cash provided by (used in) operating activities                            6,743                  (1,564)

Investing Activities:
     Securities available for sale:
         Proceeds from amortization and maturities                                      7,281                  12,921
         Proceeds from sales of securities                                              4,852                   6,541
         Purchases of securities                                                      (32,274)                (19,859)
     Securities held to maturity:
         Proceeds from amortization and maturities                                      4,114                   1,333
     Net increase in loans                                                             (8,142)                 (5,745)
     Increase in foreclosed assets, net                                                     -                    (106)
     Proceeds from the sale of premises and equipment                                     464                       -
     Purchases of premises and equipment                                                 (383)                    (61)
------------------------------------------------------------------------------------------------------------------------------
         Net cash provided by investing activities                                    (24,088)                 (4,976)

Financing Activities:
     Net increase in interest-bearing deposits                                          9,872                   2,996
     (Decrease) increase in demand deposits                                              (851)                  1,077
     Increase (decrease) in FHLB advances                                              12,431                     (64)
     Net increase in other borrowings                                                   3,500                       -
     Stock options exercised                                                               24                     233
     Cash dividends paid                                                                 (251)                   (166)
------------------------------------------------------------------------------------------------------------------------------
         Net cash provided by financing activities                                     24,725                   4,076
------------------------------------------------------------------------------------------------------------------------------
Net Change in cash and cash equivalents                                                 7,380                  (2,464)
Cash and cash equivalents at beginning of the period                                   20,216                  21,417
------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of the period                                       $ 27,596                $ 18,953
------------------------------------------------------------------------------------------------------------------------------

Supplemental Information On Cash Payments
     Interest expense                                                                 $ 4,926                 $ 4,439
     Income tax expense                                                                   890                     797

Supplemental Information On Non-cash Transactions
     Net loans transferred to foreclosed assets                                             -                     153

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

The Company is a one bank holding company, chartered in Delaware. Its bank subsidiary is Tolland Bank ("the Bank"), a Connecticut chartered savings bank with deposits insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC"). The Bank provides consumer and commercial banking services from its eight offices located in Tolland County, Connecticut. Tolland Bank maintains a wholly owned passive investment subsidiary named Tolland Investment Corporation, and maintains a wholly owned foreclosed asset liquidation subsidiary named Asset Recovery Systems, Inc. ("ARS"). In the second quarter of 1999, the Company established Alliance Capital Trust I ("the Trust"), a Delaware statutory business trust, in connection with its issuance of a capital trust preferred security. The consolidated financial statements include the Company, the Trust, the Bank, and the Bank's subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

On April 28, 1998, the Company declared a three-for-two common stock split effected as a 50.0% stock dividend which was paid on May 26, 1998. All per share information has been retroactively adjusted to reflect this stock dividend for all periods in the statements.

Note 2.  Securities

                                                            Amortized        Unrealized       Unrealized              Fair
June 30, 1999 (in thousands)                                     Cost             Gains           Losses             Value
------------------------------------------------------------------------------------------------------------------------------
Securities available for sale
U.S. Government and agency                                $     6,752       $        20      $       (46)      $     6,726
U.S. Agency mortgage-backed                                     1,342                 1              (24)            1,319
Other debt securities                                          49,476                13           (3,199)           46,290
Marketable equity                                              17,868               316             (969)           17,215
Non-marketable equity                                           1,983                 -                -             1,983
------------------------------------------------------------------------------------------------------------------------------
     Total available for sale                             $    77,421       $       350      $    (4,238)      $    73,533
------------------------------------------------------------------------------------------------------------------------------
Securities held to maturity
U.S. Government and agency                                $     1,962       $        30      $         -       $     1,992
U.S. Agency mortgage-backed                                     8,575                 9              (58)            8,526
Other debt securities                                             780                22                -               802
------------------------------------------------------------------------------------------------------------------------------
     Total held to maturity                               $    11,317       $        61      $       (58)      $    11,320
------------------------------------------------------------------------------------------------------------------------------


                                                            Amortized        Unrealized       Unrealized              Fair
December 31, 1998 (in thousands)                                 Cost             Gains           Losses             Value
------------------------------------------------------------------------------------------------------------------------------
Securities available for sale
U.S. Government and agency                               $     16,694      $         34     $        (82)     $     16,646
U.S. Agency mortgage-backed                                     2,312                22               (1)            2,333
Other debt securities                                          19,265               476              (26)           19,715
Marketable equity                                              17,724             1,107             (150)           18,681
Non-marketable equity                                           1,181                 -                -             1,181
------------------------------------------------------------------------------------------------------------------------------
         Total available for sale                        $     57,176      $      1,639     $       (259)     $     58,556
------------------------------------------------------------------------------------------------------------------------------
Securities held to maturity
U.S. Government and agency                               $      1,952      $         65     $          -      $      2,017
U.S. Agency mortgage-backed                                    12,095                22              (28)           12,089
Other debt securities                                           1,384                29                -             1,413
------------------------------------------------------------------------------------------------------------------------------
     Total held to maturity                              $     15,431      $        116     $        (28)     $     15,519
------------------------------------------------------------------------------------------------------------------------------


Note 3.  Nonperforming Loans

                                                                                     June 30,            December 31,
(in thousands)                                                                           1999                    1998
------------------------------------------------------------------------------------------------------------------------------
Total nonaccruing loans                                                               $ 1,041                   $ 574
Accruing loans past due 90 days or more                                                     -                       -
Impaired loans:
     Impaired loans - valuation allowance required                                        733                     420
     Impaired loans - no valuation allowance required                                      27                     252
------------------------------------------------------------------------------------------------------------------------------
         Total impaired loans                                                           $ 760                   $ 672
     Total valuation allowance on impaired loans                                          205                     110
     Commitments to lend additional funds for impaired loans                                -                       -

Note 4.  Allowance for Loan Losses

                                                                              Six Months Ended             Year Ended
                                                                                     June 30,            December 31,
(in thousands)                                                                           1999                    1998
------------------------------------------------------------------------------------------------------------------------------
Beginning balance                                                                     $ 3,060                 $ 3,000
Charge-offs                                                                               (24)                   (401)
Recoveries                                                                                 28                     282
Provision for losses                                                                      136                     179
------------------------------------------------------------------------------------------------------------------------------
         Ending balance                                                               $ 3,200                 $ 3,060
------------------------------------------------------------------------------------------------------------------------------

Note 5.  New Accounting Standards

In June 1998, the FASB issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that companies record all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The manner in which the companies are to record gains and losses resulting from changes in the values of those derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. For qualifying hedges, the recognition of changes in the value of both the hedge and the hedged item are recorded in earnings in the same period. Changes in the fair value of derivatives that do not qualify for hedge accounting are included in earnings in the period of the change. SFAS 133 also allows a one-time reclassification of held to maturity securities. This statement, as amended by SFAS 137, is effective for years beginning after June 15, 2000. The Company does not believe that the adoption of this statement will have a material impact on its financial position or results of operations.

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

SUMMARY

The Company reported a 16.8% increase in earnings for the second quarter ended June 30, 1999, with net income totaling $731 thousand compared to $626 thousand a year earlier. Quarterly earnings per share increased by 29.2% to $.31 compared to $.24 a year earlier, on a diluted basis. Net income for the first half of 1999 totaled $1.43 million, a 17.2% increase over net income of $1.22 million in the same period of 1998. Six month earnings per share increased in 1999 by 27.7% to $.60 compared to $.47 a year earlier, on a diluted basis. During the second quarter, the Company increased the quarterly cash dividend to six cents per share from five cents per share.

Alliance continues to improve its market position, achieving growth in earning assets, and increasing its base of retail and commercial customers. During the second quarter, the Company began construction of its new South Windsor office, which is expected to open for business by the end of the third quarter. Alliance also announced plans for its new office which will serve the towns of Tolland and Vernon. The Company introduced its new Equity Select home equity product which combines the accessibility of the home equity line of credit and the structure of the home equity loan. At the end of the quarter, the Company also began a promotion of checking accounts, offering a special travel accommodation package in conjunction with new account openings. Alliance has now surpassed $300 million in assets. Due to its growth, Alliance has been able to replace earnings contributed from securities gains in 1998 with interest and fee income in 1999.

Net interest income increased by 16.1% in the second quarter and by 15.2% in the first six months of 1999 compared to 1998. This growth was due to growth in earning assets, including both loans and investments. Total regular loans (excluding government guaranteed loans) increased at a 8.6% annualized rate since year-end 1998. Alliance recorded a 3.86% net interest margin in the most recent quarter, compared with 3.94% in the same quarter of 1998, and increasing from 3.77% in the first quarter of 1999. Fee income growth was primarily due to higher loan prepayment fees recorded in 1999. As noted above, these increases in net interest and fee income, totaling $495 thousand in the most recent quarter, more than offset securities gains totaling $453 thousand in the second quarter of 1998 (no securities gains were recorded in the most recent quarter).

Non-interest expense growth measured 6.8% in the second quarter and 7.2% for the first six months of 1999, compared to 1998. Expense growth was primarily due to higher staff and occupancy related expenses related to growth and expansion of the Bank. Total expenses benefited from a decrease in problem asset related expenses, reflecting the resolution of most major problem assets in 1998. The effective income tax rate measured 27.3% for the first six months of 1999, compared to 37.7% for the first half of 1998. The tax rate in 1999 includes the benefit of the formation of a passive investment corporation, together with the ongoing federal income tax benefit of the dividends received deduction on investment securities. The income tax rate in 1998 included a second quarter charge related to an increase in the deferred tax asset valuation allowance due to the corporation formation noted above.

At June 30, 1999 Alliance had total assets of $307.6 million, $24.0 million (8.5%) higher than at year-end 1998. Total loans were $188.6 million, up $3.8 million (2.1%), while deposits were $249.0 million, up $9.0 million (3.8%) over the same period. Shareholders' equity totaled $16.0 million, representing a book value per share of $6.98. Shareholders' equity decreased from year-end 1998 due to a decrease in accumulated other comprehensive income, as a result of changes in the market value of securities available for sale. A treasury stock purchase in July, 1998 totaling $3.1 million also affected comparisons to 1998, including earnings per share and book value per share.

On June 30, 1999, Alliance issued $3.5 million in 9.40% cumulative trust preferred securities through its wholly owned Delaware business trust, which are included in total borrowings. The securities were issued in a private placement to certain qualified institutional buyers and accredited investors. Alliance invested the majority of the proceeds into common stock of Tolland Bank, its bank subsidiary. All of the proceeds qualify as Tier One capital under regulatory guidelines. The Company's capital remains in excess of all regulatory requirements. During the second quarter, the Bank also obtained $12.5 million in additional medium term Federal Home Loan Bank advances which funded purchases of investment securities.

RESULTS OF OPERATIONS

Net Interest Income: Net interest income increased by $349 thousand (16.1%) and by $648 thousand (15.2%) in the second quarter and first six months of 1999, compared to the same periods of 1998. This growth primarily resulted from growth in loans and investment securities. While both deposit and borrowing increases funded this growth, deposit interest expense declined in 1999 compared to 1998, due to the promotion of lower cost deposits together with a shortening of time account maturities which reflects consumers' liquidity preference in the generally low interest rate environment that has prevailed.

Most of the loan growth took place in 1998, including growth in all major categories of primary market loans. This growth resulted from the Company's increased marketing activities, and it benefited from the improving economic conditions in the Connecticut markets. Loan growth has continued at a slower pace in 1999, and management has emphasized commercial loan growth in order to maximize interest revenues and to improve market share in this important market. Deposit growth has been significant in both years, and includes the benefit of the new Hebron office, which opened near the beginning of the fourth quarter of 1998.

The net interest margin had improved throughout 1998, climbing over 4.0% in the second half of the year. The margin declined to 3.77% in the first quarter of 1999, reflecting the impact of loan refinancings and securities calls which accelerated in the second half of 1998 due to generally low prevailing interest rates. The net interest margin partially rebounded in the second quarter of 1999, rising to 3.86%. For the first six months of 1999, the net interest margin measured 3.82% compared to 3.89% in 1989. However, the net interest spread increased in 1999, compared to 1998, reflecting the lower cost deposit mix which the company achieved as noted above. Both earning asset yields and interest bearing liability costs have decreased by more than 20 basis points in 1999 compared to 1998.

Provision for Loan Losses: The provision is made to maintain the allowance for loan losses at a level deemed adequate by management. The provision was $136 thousand in the first six months of 1999, compared to $158 thousand in the first half of 1998. Please see the later discussion on the Allowance for Loan Losses.

Non-Interest Income: Service charges and fees increased in 1999, with the increase measuring $321 thousand (57.1%) for the first half of 1999 compared to the first half of 1998. Of this amount, approximately $250 thousand represented prepayment fees on two fixed rate commercial loans which refinanced to lower rates. Residential mortgage secondary market fees also increased by $52 thousand due to a decrease in the balance of loans held for sale since year-end 1998. Net gains on securities decreased by $784 thousand to $104 thousand for the first six months of 1999 compared to $888 thousand in the same period of 1998. Investment gains reflect an ongoing process of active investment portfolio management, including realizing the benefits of improving market valuations. During 1999, market valuations decreased, which contributed to the decrease in net gains realized. Please see the later discussion of comprehensive income. In the first quarter of 1999, the Company also recorded a $50 thousand net gain on the sale of assets.

Non-Interest Expense and Tax Expense: Total expense increased by $125 thousand (6.8%) in the second quarter and by $259 thousand (7.2%) in the first half of 1999 compared to 1998. Compensation and benefits increased by $135 thousand and by $271 thousand during these periods. This reflected staff increases related to the expansion of business activities, along with the effects of higher average salaries. This increase was also the result of an $87 thousand decrease in deferred loan originations costs due to lower loan originations in 1999. Increases in other expense categories were generally due to business expansion, while problem asset related expenses decreased due to the resolution of most problem assets in 1998. The effect of the establishment of a passive investment corporation was to eliminate consolidated state income tax expense, which is expected to be an ongoing benefit.

Comprehensive Income: Comprehensive income includes changes (after tax) in the market valuation of investment securities available for sale. Comprehensive income was ($1.940) million in the first half of 1999, compared to $.826 million in the first half of 1998. The results for 1999 include a ($3.371) million reclassification adjustment for net unrealized gains on securities. Please see the following discussion on investment securities.

FINANCIAL CONDITION

Cash and Cash Equivalents: Short term investments increased by $6.9 million during the first half of 1999, due to increased borrowings, including $3.5 million in trust preferred securities which closed on June 30. The $20.4 million balance at June 30, 1999 was being held in anticipation of further loan and investment growth.

Investment Securities: Securities held to maturity (HTM) decreased by $4.1 million in the first half of 1999 due to amortization and maturities. Securities available for sale (AFS) increased by $15.0 million. Total purchases of AFS securities were $32.3 million, and total amortization, calls, and sales were $12.1 million. Securities purchases were primarily publicly traded investment grade corporate debt securities, including trust preferred securities of insurance and financial companies, and bonds issued by real estate investment trusts. A total of $10 million in government and agency securities matured or were called during the period. Total AFS holding losses for the first half of 1999 were $5.0 million, or about 8.0% of the average fair value of the portfolio during this period. These changes reflect an increase in long term interest rates during 1999, along with changes in market valuations of utilities stocks. At June 30, 1999, the total net unrealized loss on AFS securities was $3.9 million (5.0% of amortized cost), compared to a net unrealized gain of $1.4 million (2.4% of amortized cost) at year-end 1998. At that date, the fair value of AFS securities included corporate debt securities totaling $45.7 million, equity securities totalling $19.2 million, and government agency and mortgage backed securities totaling $8.6 million. All corporate debt and marketable equity securities were in the top four rating/ranking categories of major rating agencies, except for one security which was subsequently liquidated at no material loss. The average maturity of AFS debt securities at June 30, 1999 was about 26 years. The average fully taxable equivalent yield on AFS securities increased to 7.98% in the most recent quarter, compared to 7.63% in the same quarter of 1998, and to 7.57% in the fourth quarter of 1998.

Total Loans: Total loans increased by $3.8 million (2.1%) to $188.6 million in the first half of 1999. Total loans had decreased by $2.4 million in the first quarter of 1999, and then increased by $6.2 million in the most recent quarter. Excluding government guaranteed loans (purchased in the secondary market) and residential mortgage loans held for sale, total loans increased by $11.2 million in the first half of 1999, representing a 14.2% annualized rate of growth. This growth was concentrated in commercial mortgages and other commercial loans. These represent loans originated by the Company in the central Connecticut market area. The Company also recorded growth in residential mortgages and consumer loans. Mortgage growth was offset by a $4.3 million decrease in the balance of loans held for sale since year-end 1998. The Company did not purchase government guaranteed loans during the first half of 1999, and the balance of these loans decreased by $3.1 million due to amortization and prepayments. The yield on loans decreased to 7.80% in the most recent quarter, from 8.25% in the same quarter of 1998. This change included the effect of a 75 basis point decrease in the prime rate of interest in the second half of 1998, together with the impact of lower fixed rates on new loan originations and on refinancings. During 1999, the Company introduced its new Equity Select home equity line of credit, which allows borrowers to establish fixed rate amortizing loans within the line to finance specific purchases. This product is relatively new to the marketplace, and it offers the convenience of instalment loans combined with the flexibility and tax benefits associated with home equity lines.

Nonperforming Loans: Nonaccruing loans increased to $1.041 million at June 30, 1999, from an unusually low $574 thousand at year-end 1998. The increase included both residential mortgages and commercial loans. Total impaired loans increased to $760 thousand from $672 thousand over this time. The balance of foreclosed assets remained at $80 thousand. Total nonperforming assets measured 0.36% of total assets at June 30, 1999.

Allowance for Loan Losses: The allowance for loan losses increased to $3.20 million at June 30, 1999, compared to $3.06 million at year-end 1998. The allowance included an increase in the valuation allowance on impaired loans to $205 thousand from $110 thousand. Other factors contributing to the increase in the allowance included growth in the loan portfolio and the previously mentioned increase in nonaccruing loans. For the first six months of 1999, gross chargeoffs totaled $24 thousand and gross recoveries totaled $28 thousand. The allowance measured 1.70% of total loans at June 30, 1999, compared to 1.66% at year-end 1998. For the same dates, the allowance covered nonaccruing loans by a ratio of 308%, compared to 533% at year-end 1998.

Deposits and Borrowings: Total deposits increased by $9.0 million (3.8%) to $249.0 million for the first half of 1999. Increases were recorded in money market, savings, and time accounts. Money market growth reflects the continuing demand for this tiered rate product. Savings growth includes balances from the Company's new Hebron branch. Time deposit growth included the results of promotions of accounts with 2-3 year maturities in the second quarter of 1999. As previously noted, the Company began a promotion of transaction accounts near the end of the most recent quarter. During the most recent quarter, the company borrowed $12.5 million in medium term callable loans from the Federal Home Loan Bank of Boston. These loans were priced at an interest rate of 5.84%, with a ten year maturity and FHLBB call options in the 3-5 year range. Additionally, on June 30, 1999, the Company closed on a $3.5 million capital trust preferred security placement, priced at 9.40%, with a thirty year term and a ten year call provision. While this security is included in total borrowings, this obligation is classified as Tier One capital for Alliance, and $3.0 million in proceeds were downstreamed as common equity into Tolland Bank, increasing the Tier One capital of the Bank by that amount.

Interest Rate Sensitivity: The one year interest rate gap had been ($22) million at year-end 1998, reflecting a liability sensitivity equal to 8% of earning assets. This liability sensitivity increased, with a one year gap of ($39) million (15% of earning assets) at March 31, 1999. The Company normally targets a one year gap position which is near breakeven. Liability sensitivity was allowed to increase due to customer demand and market related factors, along with investment opportunities. During the second quarter, the company undertook initiatives to reduce this liability sensitivity in case interest rates increased, as they did near the end of the quarter. The one year gap was reduced to ($16) million as of June 30, 1999. This reduction was in part due to the borrowings and time account promotions noted previously. Additionally, the Company entered into a $10 million two year interest rate swap with a correspondent bank, paying a fixed rate and receiving a variable rate. This swap is intended to offset some of the rate sensitivity of the Company's money market accounts. Core deposit growth in new offices also provides an ongoing source of incremental funds which are less rate sensitive. The Bank's one year interest rate sensitivity analysis includes savings and NOW account balances totaling $29 million as interest sensitive; the rates on these accounts have been generally stable for several years. The five year interest rate gap increased to $83 million at June 30, 1999 from $63 million at year-end 1998, as intermediate term liabilities were used to fund an increase in loans and investments repricing over five years.

Liquidity and Cash Flows: The primary use of funds in 1999 was growth in investments and loans, and the primary sources of funds were growth in deposits and borrowings. Borrowings, time deposits, and money market accounts are the primary sources of liquidity for additional balance sheet growth. Short term investments, securities available for sale, and government guaranteed loan certificates provide additional sources of liquidity. The Company's primary source of funds is dividends from the Bank and its primary use of funds is dividends to shareholders. The Company issued a $3.5 million capital trust preferred security in the most recent quarter. These funds were primarily used to provide $3.0 million in common equity to the Company's subsidiary, Tolland Bank. Dividends from the Bank will provide funds for the semi-annual interest payments due under this obligation.

Capital Resources: During the first half of 1999, shareholder's equity decreased by $2.2 million (11.9%) due to the change in accumulated other comprehensive income discussed earlier. Retained earnings increased by $1.2 million (12.8%), reflecting net income of $1.431 million less dividend payments of $251 thousand. Shareholders' equity measured 5.21% of assets at June 30, 1999, and book value per common share was $6.98 at that date. As previously noted, the trust preferred security transaction resulted in a $3.5 million addition to Tier 1 regulatory capital for the Company, and an addition of $3.0 million of regulatory capital for the Bank. The Tier 1 Leverage Capital Ratio stood at 7.1% at June 30, 1999 and the Risk Based Capital Ratio stood at 10.7%. Capital ratios for the Company and Tolland Bank were in excess of all applicable regulatory requirements at June 30, 1999, and the Company met the requirements to be classified as well capitalized in accordance with regulatory capital requirements.

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

The Company has established a Year 2000 project plan to address systems and facilities changes necessary to properly recognize dates after 1999, has assigned implementation responsibilities and has established management and Board reporting processes. All of the Company's significant information technology systems are provided under contract with major national banking systems providers who are progressing under their own Year 2000 plans. Most significant systems changes by those providers have been reported to be completed. The Company has not identified any mission critical vendors who appear to be at material risk of not achieving Year 2000 requirements.

The Company's plan follows the five step approach required by its regulators:
Awareness, Assessment, Modification, Verification, and Implementation. As of June 30, 1999, the Company believes that its progress under its plan was satisfactory in accordance with plan objectives. The Company expects to complete its plan in accordance with regulatory guidelines. The Company's project also addresses its other suppliers, customers, and other constituents, as well as remediation and business resumption contingency plans. In some cases, the Company has placed substantial reliance on third parties for completion of the five step readiness process, including verification and implementation. The Company has not encountered any material issues or developments regarding the Year 2000 readiness of mission critical systems, equipment, and functions in its operating and financial environment.

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

Additional information about the Company's Year 2000 status at June 30, 1999 was as follows:

Readiness: The Company's plans include both information technology ("IT") and non-IT systems. Most of the Company's primary Year 2000 exposures relate to IT systems, primarily to the vendor of its account processing systems. The Company contracts with one company for its core accounting, check processing, and electronic funds transfer systems. This provider has provided Year 2000 readiness certification and documentation demonstrating compliance with the regulatory readiness process for all mission critical functionality used by the Company. The Company has substantially completed its own testing of all mission critical systems. The Company currently anticipates that its major IT vendors will comply with federal regulatory guidelines for Year 2000 readiness.

Costs: The Company has not incurred material costs related to its Year 2000 program. The Company has been charged approximately $25 thousand by its account processing vendor for testing arrangements. The Company has budgeted further computer and equipment upgrades totaling up to $200 thousand in 1999, which include expenditures related to the execution of the Company's Year 2000 program. Additionally, the Company will evaluate capital expenditures totaling up to approximately $50 thousand related to general contingency capabilities. Actual Year 2000 related capital expenditures through June 30, 1999 were about $50 thousand.

Risks: The most significant risk anticipated by the Company is the possibility of interruptions to its account processing systems. Due to the progress described above, the Company does not presently foresee any material interruptions to these systems. The next most significant risk relates to interruptions in the payment processing systems, which are integrated with the Company's account processing systems. The Company is working with its payment processing vendors, the most significant of which are reported to be making satisfactory progress in complying with federal regulatory guidelines for Year 2000 readiness. These guidelines include the substantial completion of remediation of mission critical systems and testing of these systems. The Company is also exposed to various non-IT systematic risks which it cannot fully monitor and test, including the supply of electric power, telecommunications services, and postal services. As a result of the risks and uncertainties associated with the Year 2000 issue, particularly with respect to vendors and service providers and other third parties, the Company is unable to predict the extent of potential Year 2000 failures that could result, nor quantify the potential impact such failures could have on the Company's results of operations and financial condition.

Contingency Plans: The Company has taken actions to comply with federal regulatory requirements for Year 2000 contingency planning. The Company has established a contingency planning committee representing all of its major functional areas. The Company has established a contingency plan which has been approved by the Company's Board. In the third quarter of 1999, the Company will be validating the contingency plan. The Company has taken steps to increase its available staffing as necessary to respond to Year 2000 contingencies. The Company has also taken other measures to increase the availability of key operating resources, and has put in place plans to deal with potentially increased liquidity and borrowing needs during the third and forth quarters of 1999.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


See discussion and analysis of quantitative and qualitative disclosures about market risk provided in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 filed March 29, 1999. There have been no material changes in reported market risks faced by the Company since the end of 1998. The impact of changes in interest rates during 1999 on the values of investment securities has been discussed in Item 2 and in Note 2 to the financial statements. It is estimated that the fair value of loans, which had exceeded carrying value at December 31, 1998 due to the decrease in rates, was less than or equal to carrying value due to the increase in rates as of June 30, 1999. Also, an estimate of the fair value of deposits was about $6 million in excess of book value as of June 30, 1999.

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

              (b) Reports on Form 8-K filed during the quarter ended June 30,
                  1999.
                  i. On May 13, 1999, the Company filed a report on Form 8-K reporting, under Item 5, a signed purchase and sale agreement on a new branch office.
                  ii. On May 28, 1999, the Company filed a report on Form 8-K reporting, under Item 5, the election of a new Chairman and Vice Chairman to the Board of Directors.

Average Balance Sheet and Interest Rates - Fully Taxable Equivalent (FTE)

(dollars in thousands)                                  Average Balance                        Rate (FTE Basis)
------------------------------------------------------------------------------------------------------------------------------
Quarters ended June 30                                1999           1998                       1999        1998
------------------------------------------------------------------------------------------------------------------------------
Loans                                            $ 183,624      $ 163,392                       7.80%       8.25%
Securities available for sale                       67,341         42,466                       7.98        7.63
Securities held to maturity                         12,281         19,020                       5.54        5.88
Other earning assets                                10,926         12,132                       4.85        5.89
------------------------------------------------------------------------------------------------------------------------------
     Total earning assets                          274,172        237,010                       7.60        7.81
Other assets                                        12,308          9,821
------------------------------------------------------------------------------------------------------------------------------
     Total assets                                $ 286,480      $ 246,831
------------------------------------------------------------------------------------------------------------------------------
Interest bearing deposits                        $ 217,535      $ 202,019                       4.05        4.42
Borrowings                                          26,888          3,708                       5.31        6.58
------------------------------------------------------------------------------------------------------------------------------
Interest bearing liabilities                       244,423        205,727                       4.20        4.46
Other liabilities                                   25,603         21,791
Shareholder's equity                                16,454         19,313
------------------------------------------------------------------------------------------------------------------------------
Total liabilities and equity                     $ 286,480      $ 246,831
------------------------------------------------------------------------------------------------------------------------------
Net Interest Spread                                                                             3.40%       3.35%
Net Interest Margin                                                                             3.86%       3.94%



(dollars in thousands)                                  Average Balance                        Rate (FTE Basis)
------------------------------------------------------------------------------------------------------------------------------
Six months ended June 30                              1999           1998                       1999        1998
------------------------------------------------------------------------------------------------------------------------------
Loans                                            $ 183,111      $ 160,280                       7.83%       8.21%
Securities available for sale                       65,546         42,251                       7.68        7.77
Securities held to maturity                         13,303         19,337                       5.52        5.90
Other earning assets                                 9,397         13,925                       4.79        5.85
------------------------------------------------------------------------------------------------------------------------------
     Total earning assets                          271,357        235,793                       7.55        7.78
Other assets                                        11,198          9,898
------------------------------------------------------------------------------------------------------------------------------
     Total assets                                $ 282,555      $ 245,691
------------------------------------------------------------------------------------------------------------------------------
Interest bearing deposits                        $ 215,446      $ 201,521                       4.09        4.43
Borrowings                                          25,258          3,736                       5.23        6.49
------------------------------------------------------------------------------------------------------------------------------
Interest bearing liabilities                       240,704        205,257                       4.21        4.48
Other liabilities                                   24,648         21,322
Shareholder's equity                                17,203         19,112
------------------------------------------------------------------------------------------------------------------------------
Total liabilities and equity                     $ 282,555      $ 245,691
------------------------------------------------------------------------------------------------------------------------------
Net Interest Spread                                                                             3.34%       3.30%
Net Interest Margin                                                                             3.82%       3.89%

                                       17

Signatures

         Pursuant to the requirements to Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ALLIANCE BANCORP OF NEW ENGLAND, INC.





         Date:   August 11, 1999       /s/ Joseph H. Rossi
                                       -------------------
                                       Joseph H. Rossi
                                       President/CEO



         Date:   August 11, 1999       /s/ David H. Gonci
                                       ------------------
                                       David H. Gonci
                                       Senior Vice President/CFO