Form 10-Q
period 1999-09-30
ALLIANCE BANCORP OF NEW ENGLAND INC
filed 1999-11-15
CIK 1046002

FORM 10-Q
--------------------------------------------------------------------------------

United States Securities and Exchange Commission
Washington, DC 20549
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 1999
Commission File Number 001-13405

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

As of November 2, 1999, Alliance Bancorp of New England had 2,300,286 shares of common stock outstanding.


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


                      Alliance Bancorp of New England, Inc.
                Consolidated Selected Financial Data (Unaudited)


                                                             As of and for the three months    As of and for the nine months
                                                                   ended September 30,              ended September 30,
                                                            ------------------------------------------------------------------
                                                                     1999             1998             1999             1998
------------------------------------------------------------------------------------------------------------------------------
For the Quarter (in thousands)
Net interest income                                               $ 2,639          $ 2,280         $ 7,545          $ 6,539
Provision for loan losses                                              17               10             153              168
Service charges and fees                                              297              309           1,181              872
Net gain (loss) on securities                                         (19)             183              84            1,071
Net gain (loss) on assets                                              61              (25)            111              (25)
Non-interest expense                                                1,942            1,769           5,781            5,350
Income before income taxes                                          1,019              968           2,987            2,939
Income tax expense                                                    281              315             818            1,057
Net income                                                          $ 738            $ 653         $ 2,169          $ 1,882
------------------------------------------------------------------------------------------------------------------------------

Per Share
Basic earnings                                                      $ 0.32          $ 0.28           $ 0.95          $ 0.78
Diluted earnings                                                      0.31            0.27             0.92            0.75
Dividends declared                                                    0.06            0.05             0.17            0.12
Book value                                                            6.68            7.59             6.68            7.59
Common stock price:
High                                                                 12.75           15.75            12.75           16.67
Low                                                                   9.50            9.75             9.13            9.75
Close                                                                10.13           10.13            10.13           10.13
------------------------------------------------------------------------------------------------------------------------------

At Quarter End (in millions)
Total assets                                                      $ 310.5          $ 252.0          $ 310.5         $ 252.0
Total loans                                                         187.2            172.3            187.2           172.3
Other earning assets                                                107.3             68.7            107.3            68.7
Deposits                                                            244.5            227.3            244.5           227.3
Borrowings                                                           46.5              5.9             46.5             5.9
Shareholders' equity                                                 15.4             17.4             15.4            17.4
------------------------------------------------------------------------------------------------------------------------------

Operating Ratios (in percent)
Return on average assets                                              0.95%           1.04%            1.00%           1.01%
Return on average equity                                             18.06           15.72            17.19           13.81
Equity % total assets (period end)                                    4.95            6.91             4.95            6.91
Net interest spread (fully taxable equivalent)                        3.33            3.57             3.34            3.38
Net interest margin (fully taxable equivalent)                        3.79            4.10             3.81            3.96
Dividend payout ratio                                                18.66           17.55            17.99           14.92
------------------------------------------------------------------------------------------------------------------------------

                      Alliance Bancorp of New England, Inc.
                     Consolidated Balance Sheets (Unaudited)

                                                                        September 30,                December 31,
(in thousands except share data)                                                 1999                        1998
-------------------------------------------------------------------------------------------------------------------------------
Assets
     Cash and due from banks                                                $   7,448                   $   6,760
     Short-term investments                                                    19,550                      13,456
-------------------------------------------------------------------------------------------------------------------------------
         Total cash and cash equivalents                                       26,998                      20,216

     Securities available for sale (at fair value)                             59,020                      58,556

     Securities held to maturity                                               28,750                      15,431

     Residential mortgage loans                                                53,613                      57,555
     Commercial mortgage loans                                                 52,614                      46,724
     Other commercial loans                                                    27,861                      25,105
     Consumer loans                                                            35,168                      32,515
     Government guaranteed loans                                               17,926                      22,827
-------------------------------------------------------------------------------------------------------------------------------
         Total loans                                                          187,182                     184,726
     Less: Allowance for loan losses                                           (3,150)                     (3,060)
-------------------------------------------------------------------------------------------------------------------------------
         Net loans                                                            184,032                     181,666

     Premises and equipment, net                                                5,076                       4,276
     Foreclosed assets, net                                                        54                          80
     Other assets                                                               6,550                       3,356
-------------------------------------------------------------------------------------------------------------------------------
         Total assets                                                       $ 310,480                   $ 283,581
-------------------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity
     Demand deposits                                                        $  26,358                   $  25,328
     NOW deposits                                                              24,715                      25,155
     Money market deposits                                                     35,344                      29,585
     Savings deposits                                                          42,758                      37,238
     Time deposits                                                            115,283                     122,679
-------------------------------------------------------------------------------------------------------------------------------
         Total deposits                                                       244,458                     239,985

     Borrowings                                                                46,504                      23,610
     Other liabilities                                                          4,147                       1,790
-------------------------------------------------------------------------------------------------------------------------------
         Total liabilities                                                    295,109                     265,385

     Preferred stock, ($.01 par value; 100,000 shares
         authorized, none issued)                                                   -                           -
     Common stock, ($.01 par value; authorized 4,000,000
         shares; issued 2,500,885 in 1999
         and 2,492,552 in 1998; outstanding 2,300,286 in 1999
         and 2,291,953 in 1998)                                                    25                          25
     Additional paid-in capital                                                11,365                      11,306
     Retained earnings                                                         11,003                       9,223
     Accumulated other comprehensive income (loss), net                        (3,913)                        751
     Treasury stock (200,599 shares)                                           (3,109)                     (3,109)
-------------------------------------------------------------------------------------------------------------------------------
         Total shareholders' equity                                            15,371                      18,196
-------------------------------------------------------------------------------------------------------------------------------
         Total liabilities and shareholders' equity                         $ 310,480                   $ 283,581
-------------------------------------------------------------------------------------------------------------------------------

                                       3

                      Alliance Bancorp of New England, Inc.
                   Consolidated Income Statements (Unaudited)

                                                                  Three Months Ended                 Nine Months Ended
                                                                    September 30,                      September 30,
                                                          --------------------------------------------------------------------
 (in thousands except share data)                                 1999              1998           1999               1998
------------------------------------------------------------------------------------------------------------------------------
Interest Income
     Loans                                                  $    3,716       $    3,576       $  10,828         $   10,131
     Debt securities                                             1,263              635           3,274              1,893
     Dividends on equity securities                                303              311             892                936
     Other earning assets                                          194               97             417                470
------------------------------------------------------------------------------------------------------------------------------
         Total interest and dividend income                      5,476            4,619          15,411             13,430
------------------------------------------------------------------------------------------------------------------------------

Interest Expense
     Deposits                                                    2,241            2,275           6,614              6,707
     Borrowings                                                    596               64           1,252                184
------------------------------------------------------------------------------------------------------------------------------
         Total interest expense                                  2,837            2,339           7,866              6,891
------------------------------------------------------------------------------------------------------------------------------

Net interest income                                              2,639            2,280           7,545              6,539

Provision For Loan Losses                                           17               10             153                168
------------------------------------------------------------------------------------------------------------------------------
     Net interest income after provision for loan losses         2,622            2,270           7,392              6,371

Non-Interest Income
     Service charges and fees                                      297              309           1,181                872
     Net gain (loss) on securities                                 (19)             183              84              1,071
     Net gain (loss) on assets                                      61              (25)            111                (25)
------------------------------------------------------------------------------------------------------------------------------
         Total non-interest income                                 339              467           1,376              1,918

Non-Interest Expense
     Compensation and benefits                                   1,031              856           3,013              2,567
     Occupancy                                                     193              157             549                457
     Equipment                                                      61               77             202                227
     Data processing services                                      171              141             488                417
     Office, FDIC, & Insurance                                     139              114             386                381
     Problem asset related expense                                  34               22              80                168
     Other                                                         313              402           1,063              1,133
------------------------------------------------------------------------------------------------------------------------------
         Total non-interest expense                              1,942            1,769           5,781              5,350
------------------------------------------------------------------------------------------------------------------------------
     Income before income taxes                                  1,019              968           2,987              2,939
     Income tax expense                                            281              315             818              1,057
------------------------------------------------------------------------------------------------------------------------------
         Net Income                                         $      738       $      653       $   2,169         $    1,882
------------------------------------------------------------------------------------------------------------------------------

Per Share Data
     Basic earnings per share                               $     0.32       $     0.28       $     0.95        $     0.78
------------------------------------------------------------------------------------------------------------------------------
     Diluted earnings per share                             $     0.31       $     0.27       $     0.92        $     0.75
------------------------------------------------------------------------------------------------------------------------------

     Average basic shares outstanding                        2,296,254        2,291,953       2,295,295          2,422,623
     Average additional dilutive shares                         75,195           87,061          73,141             95,479
------------------------------------------------------------------------------------------------------------------------------
     Average diluted shares outstanding                      2,371,449        2,379,014       2,368,436          2,518,102
------------------------------------------------------------------------------------------------------------------------------

                                       4

                      Alliance Bancorp of New England, Inc.
     Consolidated Statements of Changes in Shareholders' Equity (Unaudited)

                                                                                      Accumulated
                                                        Additional                          other                      Total
Nine Months ended September 30                Common       paid-In      Retained    comprehensive     Treasury shareholders'
(in thousands except share data)               stock       capital      earnings    income (loss)        Stock        equity
----------------------------------------------------------------------------------------------------------------------------
1998
----
Balance, December 31, 1997                      $ 16      $ 11,073       $ 7,071         $ 643                    $ 18,803
Comprehensive income
     Net income                                                            1,882                                     1,882
     Unrealized gain (loss) on
     securities, net of
     reclassification adjustment                                                          (120)                       (120)
Dividends declared and paid                                                 (282)                                     (282)
Three for two stock split
effected as a stock dividend                       9                          (9)
Issuance of shares pursuant
to exercise of stock options                                   233                                                     233
Purchase of treasury stock                                                                            (3,109)       (3,109)
----------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1998                     $ 25      $ 11,306       $ 8,662         $ 523      $ (3,109)     $ 17,407
----------------------------------------------------------------------------------------------------------------------------


1999
----
Balance, December 31, 1998                      $ 25      $ 11,306       $ 9,223         $ 751      $ (3,109)     $ 18,196
Comprehensive income
     Net income                                                            2,169                                     2,169
     Unrealized gain (loss) on
     securities, net of
     reclassification adjustment                                                        (4,664)                     (4,664)
Dividends declared and paid                                                 (389)                                     (389)
Issuance of shares pursuant to exercise
of stock options                                                59                                                      59
----------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1999                     $ 25      $ 11,365      $ 11,003      $ (3,913)     $ (3,109)     $ 15,371
----------------------------------------------------------------------------------------------------------------------------

Disclosure of reclassification amount
Nine months ended September 30 (in thousands)                                              1999                    1998
----------------------------------------------------------------------------------------------------------------------------
Unrealized holding gain (loss) arising during
     the period net of income tax benefit (expense)
     of $2,374 and $365, respectively                                                   $ (4,609)                  $ 512
Less reclassification adjustment for
     gains (losses) included in net income net of income
     tax expense of $29 and $439, respectively                                               (55)                   (632)
----------------------------------------------------------------------------------------------------------------------------
Net unrealized gains (losses) on securities                                             $ (4,664)                 $ (120)
----------------------------------------------------------------------------------------------------------------------------

                      Alliance Bancorp of New England, Inc.
                Consolidated Statements of Cash Flows (Unaudited)

                                                                                      Nine months ended September 30,
                                                                              -----------------------------------------------
(in thousands)                                                                           1999                    1998
-----------------------------------------------------------------------------------------------------------------------------
Operating Activities:
     Net income                                                                       $ 2,169                 $ 1,882
     Adjustments to reconcile net income to
     net cash provided by (used in) operating activities:
         Provision for loan losses                                                        153                     168
         Depreciation and amortization                                                    208                     416
         Net investment security gains                                                    (84)                 (1,071)
         Net asset (gains) losses                                                        (111)                     25
         Increase in other liabilities                                                  2,357                     585
         Decrease (increase) in loans held for sale                                     4,698                  (1,026)
         Increase (decrease) in other assets                                             (585)                    271
-----------------------------------------------------------------------------------------------------------------------------
         Net cash provided by (used in) operating activities                            8,805                   1,250

Investing Activities:
     Securities available for sale:
         Proceeds from amortization and maturities                                      7,429                  18,298
         Proceeds from sales of securities                                              5,355                   9,876
         Purchases of securities                                                      (39,098)                (22,913)
     Securities held to maturity:
         Proceeds from amortization and maturities                                      5,376                   2,302
     Net increase in loans                                                             (7,208)                (13,819)
     (Increase) decrease in foreclosed assets, net                                         26                      (2)
     Proceeds from the sale of premises and equipment                                     525                       -
     Purchases of premises and equipment                                               (1,465)                   (248)
-----------------------------------------------------------------------------------------------------------------------------
         Net cash provided by investing activities                                    (29,060)                 (6,506)

Financing Activities:
     Net increase in interest-bearing deposits                                          3,443                   6,564
     Increase (decrease) in demand deposits                                             1,030                  (1,012)
     Increase (decrease) in FHLB advances                                              16,394                     134
     Net increase in other borrowings                                                   6,500                       -
     Stock options exercised                                                               59                     233
     Cash dividends paid                                                                 (389)                   (282)
     Purchase of treasury stock                                                             -                  (3,109)
-----------------------------------------------------------------------------------------------------------------------------
         Net cash provided by financing activities                                     27,037                   2,528
-----------------------------------------------------------------------------------------------------------------------------
Net Change in cash and cash equivalents                                                 6,782                  (2,728)
Cash and cash equivalents at beginning of the period                                   20,216                  21,417
-----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of the period                                       $ 26,998                $ 18,689
-----------------------------------------------------------------------------------------------------------------------------

Supplemental Information On Cash Payments
     Interest expense                                                                 $ 7,520                 $ 6,741
     Income tax expense                                                                   890                     727

Supplemental Information On Non-Cash Transactions
       Transfer of securities from available for sale to held to maturity              18,688                       -
       Net loans transferred to foreclosed assets                                          54                      12

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

The Company is a one bank holding company, chartered in Delaware. Its bank subsidiary is Tolland Bank ("the Bank"), a Connecticut chartered savings bank with deposits insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC"). The Bank provides consumer and commercial banking services from its nine offices located in Tolland County, Connecticut. Tolland Bank maintains a wholly owned passive investment subsidiary named Tolland Investment Corporation, and maintains a wholly owned foreclosed asset liquidation subsidiary named Asset Recovery Systems, Inc. ("ARS"). In the second quarter of 1999, the Company established Alliance Capital Trust I ("the Trust"), a Delaware statutory business trust, in connection with its issuance of a capital trust preferred security. The consolidated financial statements include the Company, the Trust, the Bank, and the Bank's subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

On April 28, 1998, the Company declared a three-for-two common stock split effected as a 50.0% stock dividend which was paid on May 26, 1998. All per share information has been retroactively adjusted to reflect this stock dividend for all periods in the statements.

Note 2.  Securities

                                                            Amortized        Unrealized       Unrealized              Fair
September 30, 1999 (in thousands)                                Cost             Gains           Losses             Value
-----------------------------------------------------------------------------------------------------------------------------
Securities available for sale
U.S. Government and agency                                $     6,751       $         -      $      (250)      $     6,501
U.S. Agency mortgage-backed                                     3,163                 -              (12)            3,151
Other debt securities                                          32,606               215           (2,209)           30,612
Marketable equity                                              18,108               201           (1,536)           16,773
Non-marketable equity                                           1,983                 -                -             1,983
-----------------------------------------------------------------------------------------------------------------------------
     Total available for sale                             $    62,611       $       416      $    (4,007)      $    59,020
-----------------------------------------------------------------------------------------------------------------------------
Securities held to maturity
U.S. Government and agency                                $     1,966       $        19      $         -       $     1,985
U.S. Agency mortgage-backed                                     7,533                 6              (56)            7,483
Other debt securities                                          19,251                29             (254)           19,026
-----------------------------------------------------------------------------------------------------------------------------
     Total held to maturity                               $    28,750       $        54      $      (310)      $    28,494
-----------------------------------------------------------------------------------------------------------------------------


                                                            Amortized        Unrealized       Unrealized              Fair
December 31, 1998 (in thousands)                                 Cost             Gains           Losses             Value
-----------------------------------------------------------------------------------------------------------------------------
Securities available for sale
U.S. Government and agency                               $     16,694      $         34     $        (82)     $     16,646
U.S. Agency mortgage-backed                                     2,312                22               (1)            2,333
Other debt securities                                          19,265               476              (26)           19,715
Marketable equity                                              17,724             1,107             (150)           18,681
Non-marketable equity                                           1,181                 -                -             1,181
-----------------------------------------------------------------------------------------------------------------------------
         Total available for sale                        $     57,176      $      1,639     $       (259)     $     58,556
-----------------------------------------------------------------------------------------------------------------------------
Securities held to maturity
U.S. Government and agency                               $      1,952      $         65     $          -      $      2,017
U.S. Agency mortgage-backed                                    12,095                22              (28)           12,089
Other debt securities                                           1,384                29                -             1,413
-----------------------------------------------------------------------------------------------------------------------------
     Total held to maturity                              $     15,431      $        116     $        (28)     $     15,519
-----------------------------------------------------------------------------------------------------------------------------

During the quarter ending September 30, 1999, securities with a fair value of $18,688,000 were transferred to held to maturity from available for sale. At the time of transfer, the gross book value of these securities was $20,963,000, and the net unrealized transfer loss was $2,275,000. The transferred unrealized loss is amortized over the lives of the securities and is included as a reduction to accumulated other comprehensive income in shareholders' equity.

Note 3.  Nonperforming Loans

                                                                                September 30,            December 31,
(in thousands)                                                                           1999                    1998
-----------------------------------------------------------------------------------------------------------------------------
Total nonaccruing loans                                                                 $ 614                   $ 574
Accruing loans past due 90 days or more                                                     -                       -
Impaired loans:
     Impaired loans - valuation allowance required                                        949                     420
     Impaired loans - no valuation allowance required                                      27                     252
-----------------------------------------------------------------------------------------------------------------------------
         Total impaired loans                                                           $ 976                   $ 672
     Total valuation allowance on impaired loans                                          318                     110
     Commitments to lend additional funds for impaired loans                                -                       -

                                       8

Note 4.  Allowance for Loan Losses

                                                                              Nine Months Ended            Year Ended
                                                                                September 30,            December 31,
(in thousands)                                                                           1999                    1998
-----------------------------------------------------------------------------------------------------------------------------
Beginning balance                                                                     $ 3,060                 $ 3,000
Charge-offs                                                                               (95)                   (401)
Recoveries                                                                                 32                     282
Provision for losses                                                                      153                     179
-----------------------------------------------------------------------------------------------------------------------------
         Ending balance                                                               $ 3,150                 $ 3,060
-----------------------------------------------------------------------------------------------------------------------------



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

SUMMARY

Alliance reported a 13.0% increase in earnings for the third quarter ended September 30, 1999, with net profit totaling $738 thousand compared to $653 thousand a year earlier. Quarterly earnings per share increased by 14.8% to $.31 compared to $.27 a year earlier, on a diluted basis. Net income for the first nine months of 1999 totaled $2.17 million, a 15.2% increase over net income of $1.88 million in the same period of 1998. Nine month earnings per share increased in 1999 by 22.7% to $.92 compared to $.75 a year earlier, on a diluted basis. The Company declared a quarterly cash dividend of $.06 per share during the most recent quarter, bringing total dividends declared to $.17 per share for the year to date. The quarterly dividend had been increased by 20% from $.05 cents per share in the second quarter.

Growth in net interest income continued to provide the basis for earnings improvement. Net interest income in the third quarter increased by 15.7% from the third quarter of last year, and by 18.7% (annualized) from the second quarter of this year. In the third quarter, the Bank opened its new South Windsor office and broke ground for its new Hyde Avenue office, serving Tolland and Vernon. The market's response to these new offices in South Windsor and Hebron has been encouraging. Average transaction account balances increased by 5.7% in the most recent quarter, compared to the previous quarter. This growth reflects the contribution of new offices, together with the results of a checking account promotion which was initiated in June. The Bank has experienced strong growth in both personal and business transaction account balances.

Net interest income has benefited from growth in loans and investments. Loan growth has been focused on commercial loans, which increased by $8.6 million during 1999, producing an annualized growth rate of 16.8%. The third quarter net interest margin of 3.79% (on a fully taxable equivalent basis) was near the 3.81% average for the first nine months of 1999. The increase in net interest income for the first nine months of 1999 more than offset the contribution from securities gains in 1998 compared to 1999. Fee income declined by 3.9% in the most recent quarter, compared to the same quarter of 1998, due to lower refinancing volume in the mortgage markets as a result of recent interest rate increases. Non-interest expense increased by 9.8% in the most recent quarter, and by 8.1% for the year-to-date in 1999 compared to the same periods in 1998. Higher expenses relate primarily to new offices, including staff, occupancy, systems, and promotional expenses. The effective income tax rate was 27.4% in 1999, including the benefit of the formation of a passive investment corporation, together with the ongoing federal income tax benefit of the dividends received deduction on investment securities.

At September 30, 1999, Alliance had total assets of $310.5 million, $26.9 million (9.5%) higher than at year-end 1998. Total loans were $187.2 million, up $2.5 million (1.3%), while total deposits were $244.4 million, up $4.5 million (1.9%) over the same period. During the third quarter, the Company transferred $21.0 million of investment securities from available for sale to held to maturity. Shareholders' equity at September 30, 1999 totaled $15.4 million, decreasing from year-end 1998 due to changes in accumulated other comprehensive income (loss) as a result of changes in the market value of investment securities available for sale. Excluding these changes, return on equity measured 16.0% in the most recent quarter. The Company's capital remains in excess of all regulatory requirements. Regulatory capital includes $3.5 million in cumulative trust preferred securities which were issued on June 30, 1999.

RESULTS OF OPERATIONS

Net Interest Income: Net interest income increased by $359 thousand (15.7%) and by $1.006 million (15.4%) in the third quarter and first nine months of 1999, compared to the same periods of 1998. This growth primarily resulted from growth in loans and investment securities. While both deposit and borrowing increases funded this growth, deposit interest expense declined in 1999 compared to 1998, due to the promotion of lower cost deposits together with a shortening of time account maturities which reflects consumers' liquidity preference in the generally low interest rate environment that has prevailed.

Most of the loan growth took place in 1998, including growth in all major categories of primary market loans. This growth resulted from the Company's increased marketing activities, and it benefited from the improving economic conditions in the Connecticut markets. Loan growth has continued at a slower pace in 1999, and management has emphasized commercial loan growth in order to maximize interest revenues and to improve market share in this important market. Deposit growth has been significant in both years, and includes the benefit of the new Hebron office (which opened near the end of the third quarter of 1998), the South Windsor office (which opened near the end of the most recent quarter), and deposit account promotions.

The net interest margin had improved throughout 1998, climbing over 4.00% in the second half of the year. The margin declined to 3.77% in the first quarter of 1999, reflecting the impact of loan refinancings and securities calls which accelerated in the second half of 1998 due to generally low prevailing interest rates. The net interest margin partially rebounded in the second quarter of 1999, rising to 3.84%, and then declining to 3.79% in the most recent quarter. For the first nine months of 1999, the net interest margin measured 3.81% compared to 3.96% in 1998. The cost of interest bearing deposits declined to 4.04% in the most recent quarter, compared to 4.39% in the same quarter of 1998, reflecting the lower cost deposit mix which the Company achieved as noted above. The yield on loans decreased to 7.89% from 8.41% during this same period, reflecting prime rate decreases and the impact of fixed rate loan refinancings. Due to these factors, the net interest spread decreased to 3.33% from 3.57% during this period. The net interest spread in the most recent quarter was little different from the 3.34% spread for the 1999 year-to-date.

Provision for Loan Losses: The provision is made to maintain the allowance for loan losses at a level deemed adequate by management. The provision was $153 thousand in the first nine months of 1999, compared to $168 thousand in the first nine months of 1998. Please see the later discussion on the Allowance for Loan Losses.

Non-Interest Income: Service charges and fees increased in 1999, with the increase measuring $309 thousand (35.4%) for the first nine months of 1999 compared to the first nine months of 1998. Of this amount, approximately $250 thousand represented prepayment fees on two fixed rate commercial loans which refinanced to lower rates. Residential mortgage secondary market fees increased by $19 thousand due to a decrease in the balance of loans held for sale since year-end 1998. Debit card income increased by $28 thousand due to higher volume and margins.

Net gains on securities decreased by $987 thousand to $84 thousand for the first nine months of 1999 compared to $1.071 million in the same period of 1998. Investment gains reflect an ongoing process of active investment portfolio management, including realizing the benefits of improving market valuations. During 1999, market valuations decreased, which contributed to the decrease in net gains realized. Please see the later discussion of comprehensive income. In 1999, the Company also recorded a $111 thousand net gain on the sale of assets, related primarily to the sale of the Company's Tolland Stage Road premises in Tolland.

Non-Interest Expense and Tax Expense: Total expense increased by $173 thousand (9.8%) in the third quarter and by $431 thousand (8.1%) in the first nine months of 1999 compared to 1998. Compensation and benefits increased $175 thousand and $446 thousand, respectively, during these periods. This reflected staff increases related to the expansion of business activities, along with the effects of higher average salaries. This increase was also the result of a $137 thousand decrease in deferred loan originations costs due to lower loan originations in 1999. Increases in other expense categories were generally due to business expansion, while problem asset related expenses decreased due to the resolution of most problem assets in 1998. The effect of the establishment of a passive investment corporation was to eliminate consolidated state income tax expense in 1999, which is expected to be an ongoing benefit. The effective tax rate measured 27.4% for the first nine months of 1999, compared to 36.0% for the same period of 1998.

Comprehensive Income: Comprehensive income (loss) includes changes (after tax) in the market valuation of investment securities available for sale. Comprehensive income was ($2.495) million in the first nine months of 1999, compared to $1.762 million in the first nine months of 1998. The results for 1999 include a decline in the market value of available for sale securities of $4.664 million. Please see the following discussion on investment securities. The unrealized loss on securities is stated net of a $2.4 million income tax benefit which is included in the deferred tax asset which is a component of other assets on the balance sheet.

FINANCIAL CONDITION

Cash and Cash Equivalents: Short term investments increased by $6.1 million during the first nine months of 1999, due to increased borrowings, including $3.5 million in trust preferred securities which closed on June 30. The $19.6 million balance at September 30, 1999 was being held in anticipation of further loan and investment growth.

Investment Securities: Securities held to maturity (HTM) increased by $13.3 million in the first nine months of 1999 to $21.0 million, including $20.9 million of securities transferred from available for sale (AFS) during the third quarter of 1999. This transfer was made in September, 1999 and followed a management review of investment purchases in 1999. Securities transferred were corporate debt securities. The change in the HTM balance also included the effects of $5.4 million in amortization and maturities of HTM securities during the first nine months of 1999. After the transfer of securities to held to maturity, AFS securities totaled $59.0 million at the most recent quarter-end, an increase of $0.5 million since year-end 1998.

For the first nine months of 1999, total securities purchases were $39.1 million, total amortization and maturities were $12.8 million, and total securities sales were $5.4 million. Securities purchases were primarily publicly traded investment grade corporate debt securities, including trust preferred securities of insurance and financial companies, and bonds issued by real estate investment trusts. Securities purchases included $2.0 million in securities which had not settled and the settlement liability was included in other liabilities on the balance sheet. A total of $10.0 million in government and agency securities matured or were called during the period. Total AFS holding losses for the first nine months of 1999 were $7.2 million, or about 10.4% of the average value of the portfolio during this period. These changes reflect an increase in long term interest rates during 1999, along with changes in market valuations of utilities stocks. At September 30, 1999, the total net unrealized loss on AFS securities was $3.6 million (5.7% of amortized cost), compared to a net unrealized gain of $1.4 million (2.4% of amortized cost) at year-end 1998. Additionally, accumulated other comprehensive income includes $2.3 million representing the unamortized balance of the unrealized loss on securities transferred to held to maturity.

At September 30, 1999, the book value of total securities was $87.8 million, including corporate debt securities totaling $46.7 million, equity securities totaling $18.8 million, and government agency and mortgage backed securities totaling $22.3 million. Most corporate debt and marketable equity securities were in the top four rating/ranking categories of major rating agencies. The average maturity of debt securities at September 30, 1999 was about 24 years. The average fully taxable equivalent yield on AFS securities increased to 7.90% in the most recent quarter, compared to 7.75% in the same quarter of 1998.

Total Loans: Total loans increased by $2.5 million (1.3%) to $187.2 million in the first nine months of 1999. Excluding government guaranteed loans (purchased in the secondary market) and residential mortgage loans held for sale, total loans increased by $12.1 million in the first nine months of 1999, representing a 10.3% annualized rate of growth. This growth was concentrated in commercial mortgages and other commercial loans. These represent loans originated by the Company in the central Connecticut market area. The Company also recorded growth in residential mortgages and consumer loans. Mortgage growth was offset by a $4.7 million decrease in the balance of loans held for sale since year-end 1998. The Company did not purchase government guaranteed loans during the first nine months of 1999, and the balance of these loans decreased by $4.9 million due to amortization and prepayments. The yield on loans decreased to 7.89% in the most recent quarter, from 8.41% in the same quarter of 1998. This change included the effect of a 75 basis point decrease in the prime rate of interest in the second half of 1998, together with the impact of lower fixed rates on new loan originations and on refinancings. During 1999, the Company introduced its new Equity Select home equity line of credit, which allows borrowers to establish fixed rate amortizing loans within the line to finance specific purchases. This product is relatively new to the marketplace, and it offers the convenience of installment loans combined with the flexibility and tax benefits associated with home equity lines.

Nonperforming Loans: Nonaccruing loans totaled $614 thousand at September 30, 1999, compared to $574 thousand at year-end 1998. The increase included both residential mortgages and commercial loans. Total impaired loans increased to $976 thousand from $672 thousand over this time. The balance of foreclosed assets decreased to $54 thousand from $80 thousand during this time. Total nonperforming assets measured 0.22% of total assets at September 30, 1999.

Allowance for Loan Losses: The allowance for loan losses increased to $3.15 million at September 30, 1999, compared to $3.06 million at year-end 1998. The allowance included an increase in the valuation allowance on impaired loans to $318 thousand from $110 thousand. For the first nine months of 1999, gross chargeoffs totaled $95 thousand and gross recoveries totaled $32 thousand. The allowance measured 1.68% of total loans at September 30, 1999, compared to 1.66% at year-end 1998. For the same dates, the allowance covered nonaccruing loans by a ratio of 513%, compared to 533% at year-end 1998.

Deposits and Borrowings: Total deposits increased by $4.5 million (1.9%) to $244.5 million for the first nine months of 1999. Increases were recorded primarily in money market and savings accounts. Money market growth reflects the continuing demand for this tiered rate product. Savings growth includes balances from the Company's new branches in Hebron and South Windsor. Time deposits decreased by $7.4 million in 1999, due primarily to run-off in the third quarter of maturing two and three year accounts from promotions in previous years. As previously noted, the Company began a promotion of transaction accounts near the end of the second quarter of 1999, leading to a 5.7% increase in average transactions account balances as compared to the previous quarter. During the second quarter, the Company borrowed $12.5 million in medium term callable loans from the Federal Home Loan Bank of Boston (FHLBB). These loans were priced at an interest rate of 5.84%, with a ten year maturity and FHLBB call options in the 3-5 year range. Additionally, on June 30, 1999, the Company closed on a $3.5 million capital trust preferred security placement, priced at 9.40%, with a thirty year term and a ten year call provision. While this security is included in total borrowings, this obligation is classified as Tier One capital for Alliance, and $3.0 million in proceeds were downstreamed as common equity into Tolland Bank, increasing the Tier One capital of the Bank by that amount.

Interest Rate Sensitivity: The one year interest rate gap had been ($22) million at year-end 1998, reflecting a liability sensitivity equal to 8% of earning assets. This liability sensitivity increased with a one year gap of ($39) million (15% of earning assets) at March 31, 1999. The Company normally targets a one year gap position which is near breakeven. Liability sensitivity was allowed to increase due to customer demand and market related factors, along with investment opportunities. During the second quarter, the company undertook initiatives to reduce this liability sensitivity in case interest rates increased, as they did near the end of the quarter. The one year gap was reduced to ($16) million as of June 30, 1999. This reduction was in part due to borrowings and time account promotions. Additionally, the Company entered into a $10 million two year interest rate swap with a correspondent bank, paying a fixed rate and receiving a variable rate. This swap is intended to offset some of the rate sensitivity of the Company's money market accounts. Core deposit growth in new offices also provides an ongoing source of incremental funds which are less rate sensitive. As of September 30, 1999, the one year gap was ($15) million, or 6% of earning assets. The Bank's one year interest rate sensitivity analysis includes savings and NOW account balances totaling $30 million as interest sensitive; the rates on these accounts have been generally stable for several years. The five year interest rate gap increased to $90 million at September 30, 1999 from $63 million at year-end 1998, as intermediate term liabilities were used to fund an increase in loans and investments repricing over five years.

Liquidity and Cash Flows: The primary use of funds during the first nine months of 1999 was growth in investments and in loans, and the primary sources of funds were growth in deposits and borrowings. Borrowings, time deposits, and money market accounts are the primary sources of liquidity for additional balance sheet growth. Short term investments, securities available for sale, and government guaranteed loan certificates provide additional sources of liquidity. The Company's primary source of funds is dividends from the Bank and its primary use of funds is dividends to shareholders and semi-annual interest payments for the trust preferred securities. The Company issued a $3.5 million capital trust preferred security in the second quarter. These funds were primarily used to provide $3.0 million in common equity to the Company's subsidiary, Tolland Bank. Dividends from the Bank will provide funds for the semi-annual interest payments due under this obligation.

Capital Resources: During the first nine months of 1999, shareholder's equity decreased by $2.8 million (15.5%) due to the change in accumulated other comprehensive income discussed earlier. Retained earnings increased by $1.8 million (19.3%), reflecting net income of $2.169 million less dividend payments of $389 thousand. Shareholders' equity measured 4.95% of assets at September 30, 1999, and book value per common share was $6.68 at that date. As previously noted, the trust preferred security transaction resulted in a $3.5 million addition to Tier 1 regulatory capital for the Company, and an addition of $3.0 million of regulatory capital for the Bank. The Company's Tier 1 Leverage Capital Ratio stood at 6.9% at September 30, 1999 and the Risk Based Capital Ratio stood at 10.3%. Capital ratios for the Company and Tolland Bank were in excess of all applicable regulatory requirements at September 30, 1999, and the Company met the requirements to be classified as well capitalized in accordance with regulatory capital requirements.

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

The Company's plan follows the five step approach required by its regulators:
Awareness, Assessment, Modification, Verification, and Implementation. As of September 30, 1999, the Company believes that its progress under its plan was satisfactory in accordance with plan objectives. The Company expects to complete its plan in accordance with regulatory guidelines. The Company's project also addresses its other suppliers, customers, and other constituents, as well as remediation and business resumption contingency plans. In some cases, the Company has placed substantial reliance on third parties for completion of the five step readiness process, including verification and implementation. The Company has not encountered any material issues or developments regarding the Year 2000 readiness of mission critical systems, equipment, and functions in its operating and financial environment.

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

Additional information about the Company's Year 2000 status at September 30, 1999 was as follows:

Readiness: The Company's plans include both information technology ("IT") and non-IT systems. Most of the Company's primary Year 2000 exposures relate to IT systems, primarily to the vendor of its account processing systems. The Company contracts with one company for its core accounting, check processing, and electronic funds transfer systems. This provider has provided Year 2000 readiness certification and documentation demonstrating compliance with the regulatory readiness process for all mission critical functionality used by the Company. The Company has completed its own testing of all mission critical systems. The Company currently anticipates that its major IT vendors will comply with federal regulatory guidelines for Year 2000 readiness.

Costs: The Company has been charged approximately $25 thousand by its account processing vendor for testing arrangements. Additionally, the Company has incurred various indirect non-material costs in implementing its project plan, including consulting fees and software expense. Year 2000 related capital expenditures through the first nine months of 1999 were approximately $100 thousand, and as of that date the Company had completed substantially all of the capital item acquisitions required by the Company's project plan.

Risks: The most significant risk anticipated by the Company is the possibility of interruptions to its account processing systems. Due to the progress described above, the Company does not presently foresee any material interruptions to these systems. The next most significant risk relates to interruptions in the payment processing systems, which are integrated with the Company's account processing systems. The Company is working with its payment processing vendors, the most significant of which are reported to be making satisfactory progress in complying with federal regulatory guidelines for Year 2000 readiness. These guidelines include the completion of remediation of mission critical systems and testing of these systems. The Company is also exposed to various non-IT systematic risks which it cannot fully monitor and test, including the supply of electric power, telecommunications services, and postal services. As a result of the risks and uncertainties associated with the Year 2000 issue, particularly with respect to vendors and service providers and other third parties, the Company is unable to predict the extent of potential Year 2000 failures that could result, nor quantify the potential impact such failures could have on the Company's results of operations and financial condition.

Contingency Plans: The Company has taken actions to comply with federal regulatory requirements for Year 2000 contingency planning. The Company has established a contingency planning committee representing all of its major functional areas. The Company has established a contingency plan which has been approved by the Company's Board. The Company has tested and validated portions of its contingency plan, and further testing and validation is ongoing in the fourth quarter. The Company has taken steps to increase its available staffing as necessary to respond to Year 2000 contingencies. The Company has also taken other measures to increase the availability of key operating resources, and has put in place plans to deal with potentially increased liquidity and borrowing needs during the fourth quarter of 1999 and the first quarter of 2000.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


See discussion and analysis of quantitative and qualitative disclosures about market risk provided in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 filed March 29, 1999. There have been no material changes in reported market risks faced by the Company since the end of 1998. The impact of changes in interest rates during 1999 on the values of investment securities has been discussed in Item 2 and in Note 2 to the financial statements. It is estimated that the fair value of loans, which had exceeded carrying value at December 31, 1998 due to the decrease in rates, was less than or equal to carrying value due to the increase in rates as of September 30, 1999. Also, an estimate of the fair value of deposits was about $6 million in excess of book value as of September 30, 1999.

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

              (b) Reports on Form 8-K filed during the quarter ended September
                  30, 1999.
                  i. On July 19, 1999, the Company filed a report on Form 8-K reporting, under Item 5, that it had issued $3.5 million in Trust Preferred Securities through a wholly owned subsidiary, Alliance Capital Trust I.

Average Balance Sheet and Interest Rates - Fully Taxable Equivalent (FTE)


(dollars in thousands)                                  Average Balance                        Rate (FTE Basis)
------------------------------------------------------------------------------------------------------------------------------
Quarters ended September 30                           1999           1998                       1999        1998
------------------------------------------------------------------------------------------------------------------------------
Loans                                            $ 188,437       $ 169,475                      7.89%       8.41%
Securities available for sale                       77,930          42,613                      7.90        7.75
Securities held to maturity                         11,376          18,195                      5.84        5.89
Other earning assets                                15,061           7,226                      5.09        5.49
------------------------------------------------------------------------------------------------------------------------------
     Total earning assets                          292,804         237,509                      7.63        8.01
Other assets                                        15,027          11,711
------------------------------------------------------------------------------------------------------------------------------
     Total assets                                $ 307,831       $ 249,220
------------------------------------------------------------------------------------------------------------------------------
Interest bearing deposits                        $ 221,946       $ 205,562                      4.04        4.39
Borrowings                                          39,595           3,697                      5.97        6.83
------------------------------------------------------------------------------------------------------------------------------
Interest bearing liabilities                       261,541         209,259                      4.30        4.44
Other liabilities                                   30,084          23,479
Shareholder's equity                                16,206          16,482
------------------------------------------------------------------------------------------------------------------------------
Total liabilities and equity                     $ 307,831       $ 249,220
------------------------------------------------------------------------------------------------------------------------------
Net Interest Spread                                                                             3.33%       3.57%
Net Interest Margin                                                                             3.79%       4.10%



(dollars in thousands)                                  Average Balance                        Rate (FTE Basis)
------------------------------------------------------------------------------------------------------------------------------
Nine  months ended September 30                       1999           1998                       1999        1998
------------------------------------------------------------------------------------------------------------------------------
Loans                                            $ 184,906       $ 163,379                      7.81%       8.28%
Securities available for sale                       69,720          42,565                      7.72        7.76
Securities held to maturity                         12,654          18,952                      5.62        5.89
Other earning assets                                11,304          11,608                      4.92        5.42
------------------------------------------------------------------------------------------------------------------------------
     Total earning assets                          278,584         236,504                      7.58        7.85
Other assets                                        12,489          11,490
------------------------------------------------------------------------------------------------------------------------------
     Total assets                                $ 291,073       $ 247,994
------------------------------------------------------------------------------------------------------------------------------
Interest bearing deposits                        $ 217,637       $ 202,883                      4.05        4.42
Borrowings                                          30,089           3,723                      5.56        6.60
------------------------------------------------------------------------------------------------------------------------------
Interest bearing liabilities                       247,726         206,606                      4.25        4.47
Other liabilities                                   26,480          23,163
Shareholder's equity                                16,867          18,225
------------------------------------------------------------------------------------------------------------------------------
Total liabilities and equity                     $ 291,073       $ 247,994
------------------------------------------------------------------------------------------------------------------------------
Net Interest Spread                                                                             3.34%       3.38%
Net Interest Margin                                                                             3.81%       3.96%


Signatures

         Pursuant to the requirements to Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       ALLIANCE BANCORP OF
                                                       NEW ENGLAND, INC.





         Date:             November 10, 1999           /s/ Joseph H. Rossi
                                                       -------------------
                                                       Joseph H. Rossi
                                                       President/CEO



         Date:             November 10, 1999           /s/ David H. Gonci
                                                       ------------------
                                                       David H. Gonci
                                                       Senior Vice President/CFO