Form 10-K
period 1999-12-31
ALLIANCE BANCORP OF NEW ENGLAND INC
filed 2000-03-30
CIK 1046002

                                   FORM 10-K

United States Securities and Exchange Commission
Washington, DC 20549

Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1999

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

There were no delinquent filers subject to disclosure pursuant to Item 405 of Regulation S-K as contained in the definitive Proxy Statement incorporated by reference in Part III of this Form 10-K.

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sale price of February 14, 2000, as reported by American Stock Exchange, was approximately $20,784,000.

The number of shares outstanding of common stock was 2,309,283 as of February 14, 2000.

Documents Incorporated by Reference

The Alliance Bancorp of New England, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held on April 12, 2000 is incorporated by reference into
Part III of this Form 10-K.

Table of Contents

                                                                                                                PAGE
                                                                                                                ----
         PART I         Item 1 -   Business                                                                       2
                        Item 2 -   Properties                                                                     6
                        Item 3 -   Legal Proceedings                                                              6
                        Item 4 -   Submission of Matters to a Vote of Security Holders                            6

         PART II        Item 5 -   Market for Registrants Common Equity and Related Shareholder Matters           6
                        Item 6 -   Selected Consolidated Financial Data                                           7
                        Item 7 -   Management's Discussion and Analysis of Financial Condition and
                                   Results of Operations                                                          8
                        Item 7A-   Quantitative and Qualitative Disclosures about Market Risk                    21
                        Item 8 -   Consolidated Financial Statements and Supplementary Data                      22
                        Item 9 -   Changes in and Disagreements with Accountants on Accounting and
                                   Financial Disclosure                                                          22

         PART III       Item 10 -  Directors And Executive Officers Of The Registrant                            22
                        Item 11 -  Executive Compensation                                                        22
                        Item 12 -  Security Ownership Of Certain Beneficial Owners And Management                22
                        Item 13 -  Certain Relationships And Related Transactions                                22

         PART IV        Item 14 -  Exhibits, Financial Statement Schedules and Reports on Form 8-K               23



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

The Bank operates nine offices in Tolland County, Connecticut, and provides retail and commercial banking products and services in Tolland County and surrounding towns. Retail activities consist of branch deposit services, home mortgage and consumer lending, and mortgage banking. Commercial activities include merchant deposit services, business cash management, and construction mortgages, permanent mortgages, and working capital and equipment loans. Through third party relationships, the Bank also provides investment products, insurance products, and electronic payment services to retail and commercial customers.

At December 31, 1999, Tolland Bank had total deposits of $251.4 million, total loans of $191.6 million, and total assets of $306.9 million. There are no material concentrations of loans or deposits with one customer, a group of related customers, or in a single industry.

Market Area. The Bank's market area is centered in Tolland County, Connecticut, a suburban and rural area east of Hartford. The Bank operates nine offices and its wider market area extends throughout much of northeastern Connecticut and into Massachusetts. Much of the market is part of the Greater Hartford metropolitan area.

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

Most of the Bank's residential mortgage originations are underwritten to secondary market standards and are sold on a non-recourse, servicing released basis. The Bank offers an extensive list of mortgage types, including FHA and VA loans, land loans, and subprime loans (which are also sold to investors). Consumer loans primarily consist of home equity lines and loans and are normally secured by second mortgages. These loans are subject to the same general underwriting standards as residential mortgage loans, and the bank retains ownership and servicing of all home equity lines and loans that it originates. Consumer loans also include secured installment loans, which are primarily well seasoned mobile home loans and indirect loans.

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

Total real estate secured loans were $155.5 million (81.1% of total loans) at year-end 1999. Aided by favorable interest rates and a modest recovery in the Connecticut economy, real estate markets and prices have improved in most sectors over the last three years. The Bank conducts an overall review of real estate market trends periodically, and real estate lending activities are governed by real estate lending and appraisal policies. New construction has remained active in certain residential markets, along with commercial retail, medical office, and lodging properties.

Investment Activities. Securities investments are a source of interest and dividend income, provide for diversification, are a tool for asset/liability management, and are a source of liquidity. The Company's investment portfolio consists of high grade investment securities, and is primarily composed of publicly traded U.S. corporate securities. Investment activities are governed by a Board approved investment policy, and the Board reviews all investment activities on a monthly basis. Alliance uses the services of an investment advisor in managing its portfolio. In 1999, Alliance established an Investment Committee of the Board. This committee meets quarterly to review detailed information on the ratings, yields and values of securities, as well as Management's plans for investment security transactions.

Deposits and Other Sources of Funds. The Banks' major sources of funds are deposits, borrowings, principal payments on loans and securities, and maturities of investments. Borrowings are generally used to fund long-term assets and short-term liquidity requirements or to manage interest rate risk. The Bank is a member of the Federal Home Loan Bank of Boston ("FHLBB") and may borrow from the FHLBB subject to certain limitations. The Bank also has available lines of credit for federal funds purchases and reverse repurchase agreements, and is also eligible for short term borrowings from the Federal Reserve Bank of Boston.

Competition. The Company's market area is highly competitive with a wide range of financial institutions including commercial banks, both mutual and stock owned savings banks, savings and loan associations, and credit unions. The Bank also competes with insurance and finance companies, investment companies, and brokers. Factors affecting competition include ongoing mergers and acquisitions (including expansion of regional and national banks), the introduction of new product types and rate structures, and the development of new delivery channels (including supermarket banking and internet banking). The Bank competes through pricing, product development, focused marketing, and providing more convenience through technology and business hours. The Bank strives to provide the personal service advantage of a community bank and to take advantage of potential market changes following consolidations by the large regional banks. During the last two years, several local competitors merged with or announced mergers with larger institutions. Also, during 1999, Fleet and Bank Boston merged, consolidating the two largest banks in New England. Additionally, two local mutual competitors announced conversions to stock ownership. In these changing competitive markets, loan and deposit pricing spreads have tightened. Also, several competitors have announced plans to expand their branch networks.

Technology. The development of internet e-commerce has been prominent throughout the economy, including the banking industry. Most of the Company's competitors offer some level of internet and electronic banking services. While the local demand for these technologies has been modest, the level of demand is increasing rapidly. The most significant impact has been in offerings from non-bank competitors. Alliance has a goal to be an active user of proven new technologies, both in its product offerings and in its purchases of processing and related services. A significant effect of technological change has been to enable community banks to more easily access emerging technologies previously available principally to larger competitors.

Employees. As of year-end 1999, the Company had 98.5 full-time equivalent employees. None of the employees are represented by a collective bargaining group, and manage-ment considers relations with its employees to be good. Estimated average full-time equivalent staff increased by about 6% from 89.4 persons in 1998 to 94.7 persons in 1999.

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

The FDIC insures the Bank's deposit accounts to the $100,000 maximum per separately insured account. The Bank is subject to regulation, examination, and supervision by the FDIC and to reporting requirements of the FDIC. The FDIC has adopted requirements setting minimum standards for capital adequacy and imposing minimum leverage capital ratios. The Company and Bank exceeded all applicable requirements at December 31, 1999. Connecticut statutes and regulations govern, among other things, investment powers, lending powers, deposit activities, maintenance of surplus and reserve accounts, the distribution of earnings, the payments of dividends, issuance of capital stock, branching, acquisitions and mergers and consolidations. Connecticut banks that do not operate in accordance with the regulations, policies and directives of the Banking Commissioner may be subject to sanctions for noncompliance. The Commissioner may, under certain circumstances, suspend or remove officers or directors who have violated the law, conducted the Bank's business in a manner which is unsafe, unsound or contrary to the depositor's interest, or been negligent in the performance of their duties.

Year 2000 Considerations. The Company uses computer systems extensively in its operations. The Company established a Year 2000 project plan to address systems and facilities changes necessary to properly recognize dates after 1999. The Company's Year 2000 Considerations are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operation.

Interstate Banking. In general, subject to certain limitations, nationwide interstate acquisitions are now permissible. In 1999, Fleet Boston was required to divest of many Bank Boston branches, and Sovereign Bank (headquartered in Pennsylvania) plans to acquire those offices in 2000. Other regional Northeast banks have also acquired smaller banks in Connecticut in the last two years.

Financial Modernization. In 1999, Congress enacted the Financial Modernization Act, which fundamentally removes barriers between banking, insurance and securities brokerage which have existed since the Glass Stegall Act in the 1930's. It is anticipated that there will be increased consolidation in these industries among national competitors. At the community bank level, banks have already been combining the distribution of these products through joint ventures and acquisitions of insurance agencies.

Supplementary Information
-------------------------

The following supplementary information, some of which is required under Guide 3 (Statistical Disclosure by Bank Holding Companies) of the regulations promulgated pursuant to the Securities Act of 1933, as amended, is found in this report on the pages indicated below, and should be read in conjunction with the related financial statements and notes thereto.

         Selected Consolidated Financial Data                                  7
         Average Balance Sheet, Net Interest Income
              and Interest Rates                                               9
         Loan Portfolio                                                       13
         Nonaccruing Loans                                                    14
         Provision and Allowance for Loan Losses                              14
         Interest Rate Sensitivity                                            14
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

                                                                Year Lease
Location - Town (Street)                    Owned / Leased        Expires
--------------------------------------------------------------------------
o   Tolland - (215 Merrow Road)                  Leased           2023
o   Vernon - (348 Hartford Turnpike)              Owned
o   Vernon - (62 Hyde Avenue)                     Owned
o   Coventry - (Routes 31 and 44)                 Owned
o   Ellington - (287 Somers Road)                 Owned
o   Stafford Springs - (34 West Stafford Road)   Leased          1999
o   Willington - (Routes 74 and 32)              Leased          2005
o   Hebron - (31 Main Street)                    Leased          2003
o   South Windsor - (1665 Ellington Road)         Owned
o A commercial property leased to a child care operation adjacent to the Company's former office on Olde Tolland Common in Tolland.
o Approximately 10 acres of land adjacent to the Company's office in Coventry, Connecticut.


ITEM 3.   LEGAL PROCEEDINGS
          -----------------

The Company is not involved in any material legal proceedings other than ordinary routine litigation incidental to its business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------
None.


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY & RELATED SHAREHOLDER MATTERS
---------------------------------------------------------------------------

The Company's common stock is listed on the American Stock Exchange (AMEX) under the symbol "ANE." A total of 804,900 shares of the Company's stock, or 34.9% of year-end outstanding shares, were traded on AMEX in 1999. As of February 14, 2000, the Company had 499 holders of record of its common stock. This does not reflect the number of persons or entities who hold their stock in nominee or "street" name. The closing sale price of the stock on February 14, 2000 was $9.00. Dividends declared and paid in 1999 and 1998 totaled $0.23 and $0.17 per share, respectively. Dividends are subject to the restrictions of applicable regulations. See the "Shareholders' Equity" note in Item 8 for additional information. See also the information contained in Item 6. The following table presents quarterly information on the range of high and low prices for the past two years, together with dividends declared per share.

Quarter Ended                                            High                   Low            Dividends Declared Per Share
------------------------------------------------ --------------------- -------------------- -----------------------------------

March 31, 1998                                          14.25                 10.92                        .03
June 30, 1998                                           16.67                 14.00                        .03
September 30, 1998                                      15.75                  9.75                        .05
December 31, 1998                                       13.00                  9.00                        .05
March 31, 1999                                          12.38                  9.62                        .05
June 30, 1999                                           12.38                  9.13                        .06
September 30, 1999                                      12.75                  9.50                        .06
December 31, 1999                                       10.00                  8.75                        .06

                                       6

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
        ------------------------------------

December 31                                             1999           1998           1997           1996           1995
------------------------------------------------- -------------- -------------- -------------- -------------- --------------
For the Year (in thousands)
Net interest income                                 $ 10,346        $ 9,028        $ 7,960        $ 7,663        $ 7,364
Provision for loan losses                                237            179            829            978          1,975
Service charges and fees                               1,492          1,226          1,148          1,115          1,005
Net gain (loss) on securities and other assets           190          1,193            813            160           (945)
Non-interest expense                                   7,765          7,347          6,411          6,640          6,582
Income (loss) before income taxes                      4,026          3,921          2,681          1,320         (1,133)
Income tax expense (benefit)                           1,104          1,363            664           (118)            12
Net income (loss)                                    $ 2,922        $ 2,558        $ 2,017        $ 1,438        $(1,145)
------------------------------------------------- -------------- -------------- -------------- -------------- --------------

Per Share
Basic earnings (loss)                                 $ 1.27         $ 1.07         $ 0.85         $  .62        $  (.49)
Diluted earnings (loss)                                 1.23           1.03           0.82            .61           (.49)
Dividends declared                                      0.23           0.17            .12            .01              -
Book value                                              6.21           7.94           7.66           6.65           5.73
Common stock price:
High                                                   12.75          16.67          12.17           6.69           5.19
Low                                                     8.75           9.00           5.75           4.63           3.50
Close                                                   8.88          11.75          11.00           6.00           4.75
------------------------------------------------- -------------- -------------- -------------- -------------- --------------

At Year End (in millions)
Total assets                                         $ 306.9        $ 283.6        $ 247.1        $ 232.3        $ 214.1
Total loans                                            191.6          184.7          157.5          147.8          152.9
Other earning assets                                    85.0           87.4           78.4           71.2           47.8
Deposits                                               251.4          240.0          221.7          205.6          193.4
Borrowings                                              39.6           23.6            5.7           10.4            6.9
Shareholders' equity (a)                                14.3           18.2           18.8           15.6           13.3
------------------------------------------------- -------------- -------------- -------------- -------------- --------------

Operating Ratios (in percent)
Return (loss) on average assets                         0.99%          1.02%           .86%           .65%          (.54)%
Return (loss) on average equity                        17.68          14.24          12.29           9.84          (8.37)
Equity % total assets (period end)                      4.67           6.42           7.61           6.71           6.20
Net interest spread (fully taxable equivalent)          3.42           3.48           3.30           3.34           3.35
Net interest margin (fully taxable equivalent)          3.88           4.02           3.80           3.78           3.71
Dividend payout ratio                                  18.08          15.46          13.78           2.43            -
------------------------------------------------- -------------- -------------- -------------- -------------- --------------

(a) Shareholders' equity includes accumulated other comprehensive income (loss), which consists of unrealized gains (losses) on investment securities, net of taxes.

ITEM 7.

MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF
 OPERATIONS
-------------------------------------------------------------------------------

1999 Summary

Alliance Bancorp of New England, Inc., ("Alliance" or the "Company") reported record net income of $2.92 million for the year 1999 ($1.23 per diluted share), up 14.2% from 1998 earnings of $2.56 million ($1.03 per diluted share). 1999 marked the fourth consecutive year of record earnings. Diluted earnings per share increased by 19.4% in 1999 compared to 1998, including the benefit of a stock repurchase in 1998. Dividends declared in 1999 totaled $0.23 per share, a 35.3% increase over the $0.17 per share total in 1998. Alliance is the holding company for Tolland Bank (the "Bank").

Accomplishments in 1999 included the successful opening of four new offices serving Tolland, Vernon, Hebron, and South Windsor. During 1999, Alliance recorded growth of $13.8 million (8.5%) in total regular loans (excluding purchased government guaranteed loans). This was primarily due to growth of $15.8 million in total commercial loans, representing a 22.0% increase in the commercial loan portfolio. Alliance has expanded its commercial lending division and actively solicits business throughout its primary market and the central Connecticut area.

During 1999, total assets grew by 8.2% to $306.9 million. This reflected growth in loans and deposits, and resulted in a 14.6% increase in the Company's net interest income. Net interest income in the second half of 1999 increased at an annualized rate of 21.7% compared to the first half of the year, due to stronger market conditions and the impact of new branch openings. The average balance of deposit accounts excluding time accounts increased by 22.8% in 1999. Together with the 22.0% increase in commercial loans noted above, these increases contributed to a substantial improvement in the Company's earnings fundamentals.

During the year, Alliance recorded growth of $11.4 million (4.8%) in deposits. This was due to an increase of $12.7 million in savings and money market deposits. 1999 results also included the benefit of a $5.4 million (12.5%) increase in average transaction account balances. Deposit growth resulted both from promotions and account growth in new branches. By emphasizing lower cost accounts, Alliance achieved deposit growth while decreasing deposit interest expense by $153 thousand (1.7%).

During the last two years, several peer competitors in central Connecticut were acquired and/or announced mergers with larger institutions. Additionally, the market was impacted by the merger of New England's two largest banks, and the subsequent planned divestiture of branches by Fleet Boston. Additionally, after the end of 1999, a very public battle over ATM surcharges resulted in the first-time imposition of ATM surcharges by large banks in Connecticut, which was one of only two states with remaining surcharge bans. The effects of consolidation and fee increases continue to provide opportunities for Alliance to pursue market share growth and expansion of its branch market.

Alliance recorded an increase of $266 thousand (21.7%) in service charges and fees in 1999 compared to 1998. This was primarily due to an increase in commercial loan prepayment fees. Net gains on securities and other assets totaled $190 thousand in 1999 compared to $1.19 million in 1998. Gains recorded in 1998 resulted from securities gains, realizing the benefits of strongly improving market valuations and active portfolio management. Total non-interest expense increased by $418 thousand (5.7%) in 1999, compared to 1998. Increases were recorded in most categories, due to the addition of new offices and other growth in the Company. The efficiency ratio (non-interest expense as a percentage of tax equivalent interest and fee income) decreased to 62.7% in 1999, compared to 67.5% in 1998. This reflected the lower growth rate of expenses compared to revenues, in keeping with the Company's strategy to enhance profitability through growth. Income tax expense decreased by $259 thousand (19.0%) in 1999 compared to 1998. This reflected the benefit of the formation of a passive investment corporation in 1999.

Total assets grew by $23.4 million (8.2%) in 1999. In addition to growth in regular loans, Alliance also recorded growth of $7.0 million in total investment securities, $2.4 million in cash and equivalents, and $5.9 million in other assets (including $2.5 million in bank owned life insurance and growth of $3.0 million in net deferred tax assets). Purchased government guaranteed loans decreased by $6.9 million due to runoff. Total borrowings increased by $16.0 million, including medium term borrowings from the Federal Home Loan Bank of Boston and a $3.5 million trust preferred debenture. Shareholders' equity totaled $14.3 million at year-end 1999, compared to $18.2 million at year-end 1998. This decrease was due to net unrealized losses on securities as a result of declines in the market value of investment securities available for sale. Excluding these changes, return on equity measured 15.5% for the most recent quarter and 15.9% for the year 1999. The Company's capital remains in excess of all regulatory requirements. The $3.5 million trust preferred debenture provided additional Tier 1 equity capital at an after tax rate of 6.2% which compared favorably with other sources of regulatory capital and without diluting common equity.

Results Of Operations - 1999 Versus 1998

Net Interest Income - Fully Taxable Equivalent (FTE) Basis

(dollars in thousands)                                      Average Balance                      Rate (FTE Basis)
--------------------------------------------- --------- ------------------------- -------- -- ----------------------- --------
Years ended December 31                               1999          1998           1997        1999        1998    1997
--------------------------------------------- --------------- -------------- -------------- ----------- ---------- -----------

Loans                                            $ 185,851     $ 166,908      $ 148,601        7.88%       8.33%      8.17%
Securities available for sale                       66,768        43,131         48,159        7.90        7.74       7.39
Securities held to maturity                         17,020        18,336         20,634        6.40        5.87       5.85
Short term investments                              11,103        11,944          5,618        5.02        5.79       5.70
--------------------------------------------- --------------- -------------- -------------- ----------- ---------- -----------
   Total earning assets                            280,742       240,319        223,012        7.67        7.91       7.72
Other assets                                        14,373        10,751         10,965
--------------------------------------------- --------------- -------------- -------------- ----------- ---------- -----------
   Total assets                                  $ 295,115     $ 251,070      $ 233,977
--------------------------------------------- --------------- -------------- -------------- ----------- ---------- -----------
Interest bearing deposits                        $ 218,370     $ 204,869      $ 193,371        4.04        4.39       4.39
Borrowings                                          32,462         6,190          4,244        5.66        5.80       6.22
--------------------------------------------- --------------- -------------- -------------- ----------- ---------- -----------
Interest bearing liabilities                       250,832       211,059        197,615        4.25        4.43       4.43
Other liabilities                                   27,756        23,068         19,947
Shareholder's equity                                16,527        16,943         16,415
--------------------------------------------- --------------- -------------- -------------- ----------- ---------- -----------
Total liabilities and equity                     $ 295,115     $ 251,070      $ 233,977
--------------------------------------------- --------------- -------------- -------------- ----------- ---------- -----------
Net Interest Spread                                                                            3.42%       3.48%      3.30%
Net Interest Margin                                                                            3.88%       4.02%      3.80%

Note: The average balance of loans included nonaccruing loans and deferred costs. Also, the balance and yield on all debt securities is based on amortized original cost and not on fair value.

Net Interest Income FTE (in thousands)                               1999                    1998                    1997
------------------------------------------------------ ----------------------- ----------------------- ----------------------
Loan interest                                                    $ 14,637                $ 13,896                $ 12,138
Securities available for sale (FTE)                                 5,276                   3,340                   3,561
Securities held to maturity                                         1,090                   1,076                   1,207
Other earning assets interest (FTE)                                   557                     691                     320
------------------------------------------------------ ----------------------- ----------------------- ----------------------
   Total interest income (FTE)                                     21,560                  19,003                  17,226
Total interest expense                                             10,668                   9,343                   8,751
------------------------------------------------------ ----------------------- ----------------------- ----------------------
   Net interest income (FTE)                                       10,892                   9,660                   8,475
Less tax equivalent adjustment                                       (546)                   (632)                   (515)
------------------------------------------------------ ----------------------- ----------------------- ----------------------
   Net interest income (Financial Statement)                     $ 10,346                 $ 9,028                 $ 7,960
------------------------------------------------------ ----------------------- ----------------------- ----------------------

Net interest income on an FTE basis increased in 1999 by $1.23 million (12.8%) due to a $40.4 million (16.8%) increase in average earning assets, which was partially offset by a decrease in the net interest margin to 3.88% in 1999 from 4.02% in 1998.

The one year interest rate gap stood at $11 million at year-end 1999. During the second half of 1999, the Federal Reserve Bank increased the fed funds rate by 0.75%, reversing a similar decrease in the second half of the prior year. The prime rate changed by an equal amount. Long term interest rates increased even more during the year, with the yield on the 10 year treasury bond increasing from 4.65% at the end of 1998 to 6.39% at the end of 1999. Due to the positive interest rate gap, and the balance sheet growth, net interest income increased at a 21.7% annualized rate in the second half of 1999, compared to the first half of the year.

Earning asset growth was due to both loan growth and to purchases of debt securities. Average balances increased in all categories of regular loans (excluding purchased government guaranteed loans). Loan origination is a strategic focus of the Company, particularly in the commercial loan market. 1999 lending results also benefited from the generally favorable conditions in the Connecticut economy. Average regular loans increased by $22.4 million (15.6%) in 1999, and included the benefit of strong growth recorded in the second half of 1998. Securities purchases were concentrated in early spring of 1999, and reflected higher yields in the corporate bond sector, which compared favorably to loan yields and to borrowing costs.

The decrease in the net interest margin was due to the reliance on interest bearing liabilities to fund nearly all of the growth in earning assets. Average non-interest bearing funds sources increased by $4.3 million in 1999, and were used primarily to fund the $3.6 million increase in non-interest earning assets. These assets included new branch premises, bank owned life insurance, due from banks, and the deferred tax asset.

Due to the reliance on interest bearing liabilities, managing the net interest spread was important in order to minimize the decline in the net interest margin. During 1999, loan and deposit spreads narrowed, reflecting more competitive market pricing for both loans and deposits. As a result, the net interest spread decreased to 3.42% in 1999 from 3.48% in 1998. However, the spread in the fourth quarter of 1999 measured 3.63%, compared to 3.62% in the fourth quarter of 1998. During 1999, the Company increased commercial loans and long term debt securities in order to offset the impact of more competitive pricing. These two asset classes generally provided higher yields. In 1999, the commercial loan yield measured 8.75% and the yield on securities available for sale measured 7.90%. The yield on total earning assets measured 7.67% in 1999, decreasing from 7.91% in 1998; this included the impact of run-off and refinancings in the second half of 1998 and first half of 1999.

Managing the cost of interest bearing liabilities was also an important aspect of the Company's efforts to offset more competitive market pricing conditions. As noted earlier, the total interest cost of deposits decreased in 1999, despite a $16.3 million (7.2%) increase in average total deposits. In part, this was accomplished due to a $5.4 million (12.5%) average increase in lower cost transaction accounts, offsetting a $6.4 million (5.1%) average decrease in higher cost time accounts. Contributing to transaction account growth were new account openings in new branches opened by the Company in 1999. Additionally, transaction account promotions and ATM fee changes further contributed to transaction account growth. Lower time account costs also contributed to the decrease in overall deposit costs. The average cost of time accounts decreased to 5.66% in 1999 from 5.79% in 1998. This primarily reflected the impact of maturing deposits which had been booked at higher promotional rates in earlier years, and which renewed at shorter maturities and lower rates in 1999.

The $40.4 million increase in average earning assets was primarily funded by the $26.3 million increase in average borrowings. The rate on average borrowings decreased to 5.66% in 1999 from 5.80% in 1998. Alliance utilized medium term callable borrowings from the Federal Home Loan Bank of Boston in the second half of 1998 and the first half of 1999. The average rate on borrowings in 1999 was equal to the average rate on time accounts, but borrowings provided the additional benefit of a longer term funding source, and the marginal cost of callable borrowings was significantly lower than time account costs for equivalent maturities at the time the borrowings were booked. Borrowing costs in 1999 also included interest expense at 9.40% on $3.5 million in trust preferred securities issued on June 30, 1999 to supplement regulatory capital.

Provision for Loan Losses

The provision for loan losses is made to establish the allowance for loan losses at a level estimated to be adequate by management and the Board. The provision for loan losses in 1999 totaled $237 thousand, compared to $179 thousand in 1998. The loan loss allowance increased to $3.20 million at year-end 1999, compared to $3.06 million at year-end 1998. Please see the later discussion on the Allowance for Loan Losses and the Summary of Significant Policies in the Notes to the Consolidated Financial Statements.

Non-Interest Income

Years ended December 31 (in thousands)                        1999              1998           Change                 %
------------------------------------------------------ ----------------- ---------------- ----------------- ----------------

Loan related income                                          $ 669             $ 500            $ 169              33.7%
Deposit related income                                         606               541               65              12.0
Miscellaneous charges and other income                         217               185               32              17.3
------------------------------------------------------ ----------------- ---------------- ----------------- ----------------
   Total service charges and fees                            1,492             1,226              266              21.7
Gross gains on securities                                      215             1,264           (1,049)            (83.0)
Gross losses on securities                                    (140)              (60)             (80)           (133.3)
------------------------------------------------------ ----------------- ---------------- ----------------- ----------------
   Net gains on securities                                      75             1,204           (1,129)            (93.8)
Gross gains on assets                                          139                34              105             301.6
Gross losses on assets                                         (24)              (45)              21             (45.8)
------------------------------------------------------ ----------------- ---------------- ----------------- ----------------
   Net gains (losses) on assets                                115               (11)             126               -
------------------------------------------------------ ----------------- ---------------- ----------------- ----------------
         Total non-interest income                         $ 1,682           $ 2,419            $ 737             (30.5%)
------------------------------------------------------ ----------------- ---------------- ----------------- ----------------

Alliance recorded an increase of $266 thousand (21.7%) in service charges and fees in 1999 compared to 1998. This was primarily due to an increase in commercial loan prepayment fees. Two large commercial loan relationships chose to pay prepayment fees in order to take advantage of lower fixed interest rates at the beginning of the year. These fees totaled $250 thousand. Excluding these fees, total fee income increased by $16 thousand (1.3%), including a $97 thousand (13.3%) increase in deposit and miscellaneous fees and an $81 thousand (16.2%) decrease in other loan fees.

The increase in deposit fees was primarily due to a $73 thousand increase in insufficient funds fees. The increase in miscellaneous fees included a $35 thousand increase in the cash surrender value of a bank owned life insurance policy related to a supplemental employee retirement plan. All other deposit and other non-loan fees decreased by a total of $11 thousand in 1999. In the competitive local market, Alliance has generally maintained an unchanged price schedule, and has lowered certain transaction fees (including ATM fees) on designated accounts. Alliance has focused on increasing market share in existing markets, and promoting account growth in new offices, by continuing to distinguish itself from the larger banks which charge higher fees.

The decrease in other loan fees included lower late fees, secondary market fees, and miscellaneous loan fees. Total loan accounts originated decreased by about 21.3% in 1999. Loan bookings in 1998 benefited from a surge of refinancings as rates declined throughout the year. The volume of refinancings declined in 1999 as interest rates moved higher through much of the year. Additionally, loan pricing margins tightened in 1999 and Alliance had fewer loan promotions than in the prior year.

Net gains on securities and other assets totaled $190 thousand in 1999 compared to $1.19 million in 1998. Gains recorded in 1998 resulted from securities gains, realizing the benefits of strongly improving market valuations and active portfolio management. Gains on assets related primarily to the sale of bank premises due to branch relocations in 1999.

Non-Interest Expense

Years ended December 31 (in thousands)                       1999              1998           Change                 %
------------------------------------------------------ ----------------- ---------------- ----------------- ------------------

Compensation and benefits                                 $ 4,008           $ 3,632            $ 376               10.4%
Occupancy                                                     658               618               40                6.5
Data processing and equipment                                 970               829              141                8.9
Office and insurance                                          543               524               19                3.7
Purchased services                                            923               980              (57)              (5.8)
Other                                                         663               764             (101)              13.2
------------------------------------------------------ ----------------- ---------------- ----------------- ------------------
   Total non-interest expense                             $ 7,765           $ 7,347            $ 418                5.7%
------------------------------------------------------ ----------------- ---------------- ----------------- ------------------

Non-interest expense increased primarily in the staff, occupancy, and data processing categories due to the addition of new offices and other growth in the Company. Higher staff expenses resulted from $310 thousand in higher salaries due to staff growth and compensation increases, and a $122 thousand reduction in salary deferrals due to lower loan originations. Full time equivalent employees totaled 98.5 at the end of 1999, a 7.1% increase compared to the 92 employee total at the prior year-end. Salary increases were partially offset by a $49 thousand reduction in retirement plan expense, due to plan restructurings in 1998. Occupancy expense growth was due to the addition of new branches. Data processing costs increased due to higher account and transactions volumes, as well as a $54 thousand increase in computer equipment depreciation due to the replacement of obsolete computers in 1998 and 1999. The $57 thousand decrease in purchased services included lower legal and consulting fees. Changes in other expenses included: a $90 thousand reduction in problem asset expense recoveries; a $62 thousand reduction in charges related to the formation of the passive investment corporation and branch relocations; and a $53 thousand increase in premiums and promotions.

Income Tax Expense

Income tax expense decreased by $259 thousand (19.0%) in 1999 compared to 1998. This reflected the benefit of the formation of a passive investment corporation in 1999. New Connecticut tax statutes in 1998 permitted the formation of passive investment corporations beginning in 1999 for the purpose of servicing real estate related loans. As a result, the Company created Tolland Investment Corporation in 1999 as a subsidiary of Tolland Bank. The impact of state income taxes on income tax expense decreased by $252 thousand in 1999 compared to 1998. Additionally, 1998 income tax expense included a $106 thousand charge related to an increase in the deferred tax valuation allowance. The effective tax rate declined to 27.4% in 1999 from 34.8% in the prior year. The effective tax rate in 1999 was nearly all attributable to federal income taxes, including the benefit of the dividends received deduction on all of the Company's marketable equity securities.

Comprehensive Income

In addition to net income recorded in the Income Statement, comprehensive income includes unrealized gains (losses) on securities available for sale, net of income tax expense. In 1999, Alliance recorded a comprehensive loss of $3.44 million, compared to comprehensive income of $2.67 million in 1998. 1999 results included unrealized securities holding losses of $6.32 million, net of $3.21 million of income tax benefit. Further information about securities holding losses is contained in the "Securities" section later in this discussion.

Financial Condition - Fiscal Year-End 1999 Versus 1998

Cash and Cash Equivalents

At year-end 1999, Alliance had an unusually high balance of cash and due from banks, totaling $18.6 million, due to its Year 2000 liquidity contingency plan. These excess balances were not needed for Year 2000 contingency purposes, and were reduced shortly after year-end. The balance of cash and due from banks averaged $7.15 million in 1999, compared to $5.83 million in the prior year. The remainder of cash and cash equivalents during the year was held in short term investments. These investments are normally in overnight federal funds brokered through a program offered by the Bankers Bank Northeast, along with balances held in Federated Investors money market mutual funds. Short term investments averaged $11.1 million in 1999. These balances included funds raised in new branches which are expected to be reinvested in future loan and investment growth.

Securities

Alliance invests in securities primarily to produce income, in conjunction with the loan portfolio. The primary market in which Alliance operates produces higher levels of deposits than of loans, and these excess deposits are most frequently invested in commercial loans originated by Alliance in central Connecticut and in investment securities. Securities purchases are made as an alternative to loan originations, depending on loan demand, market interest rates, and borrowing options. Investment securities also play a role in other aspects of asset liability management, including liquidity, interest rate sensitivity, and capital adequacy.

During 1999, the total portfolio of investment securities increased to $81.0 million, an increase of $7.0 million (9.5%) from the prior year-end. The portfolio primarily consists of publicly traded corporate securities, which totaled $60.7 million, or 75% of the total portfolio as of December 31, 1999. The remaining securities included $18.0 million of government agency and mortgage backed securities, and $2.0 million of non-marketable common stock (invested in the Federal Home Loan Bank of Boston and the Bankers Bank Northeast, recorded at cost).

The corporate security portfolio includes debt securities (including trust preferred securities) totaling $47.1 million, and equity securities totaling $13.6 million. The equity securities were all purchased with a focus on dividend yield, and are also eligible for the dividends received deduction, which provides an advantaged tax equivalent yield. The corporate debt securities are primarily invested in the following industries: banks, insurance companies, real estate investment trusts, and securities brokers. The equity securities portfolio includes electric utility common stocks and preferred stocks issued by banks and securities brokers. The Company's policy is to generally invest in corporate securities in the four highest rating/ranking categories of major rating agencies, and at year-end 1999 the average corporate security rating was BBB+. The Company's policy limits exposure to any one industry to 6% of assets, and to any corporate issuer to $1.5 million (excluding government agencies). Investments in government agency and mortagage backed securities are all rated AAA or AA. The Company works with an investment advisor in managing the investment portfolio. During 1999, Alliance established an Investment Committee of the Board, which meets quarterly to review the portfolio and investment strategies.

Securities purchased are normally classified as Available for Sale (AFS). On occasion, AFS securities are transferred to Held to Maturity (HTM) based on Management's judgment that it has the intent and ability to hold the securities to maturity. Securities purchases in 1999 totaled $39.1 million, securities calls and sales totaled $8.4 million, and amortizations and maturities totaled $14.2 million. Securities purchases were mostly corporate debt securities that were purchased earlier in the year based on attractive yield and spread characteristics. Subsequently, interest rates increased and the value of AFS securities decreased. Management made the determination that some of the debt securities with unrealized losses would not be sold, and in the third quarter of 1999, Alliance transferred approximately $21.0 million of securities from AFS to HTM. The unrealized loss at date of transfer included in other comprehensive income was $2.3 million. This determination included consideration of the attractive yield and quality of these securities, the unrealized loss, and the anticipation that future unrealized losses might be higher due to potential increases in market interest rates. At year-end 1999, the balance of HTM securities also included $6.8 million in securities that had been transferred from AFS to HTM in 1994.

During 1999, the average yield on the total investment portfolio increased to 7.60% from 7.28% in 1998. The weighted average maturity of the portfolio was
23.4 years at year-end 1999, compared to 16.3 years at the prior year-end. Callable securities totaled $35.4 million at year-end 1999 compared to $24.9 million at year-end 1998. Callable securities are primarily trust preferred issues with ten year calls.

At year-end 1999, comprehensive income included $7.4 million in net unrealized losses (pre-tax) on investment securities, compared to $1.4 million in net unrealized gains at the prior year-end. This $8.7 million holding loss measured about 10.4% of the average portfolio balance in 1999. This loss was principally due to the rise in long term interest rates during 1999, and the resulting decrease in prices of fixed rate investments. Spreads on corporate debt securities were also affected by increased debt issuance prior to the Year 2000 date. Additionally, unrealized equity losses included declines in utility common stock prices related to unfavorable market sentiment for certain value related sectors. Management has evaluated the portfolio and has determined that there were no situations involving other-than-temporary impairment of the carrying value of the securities at December 31, 1999.

Management believes that the unrealized losses substantially relate to changes in capital markets rather than changes in the ongoing earnings and financial condition fundamentals of the securities issuers. Additional unrealized gains or losses may result if there are further capital markets changes. Management anticipates that the securities portfolio will continue to contribute satisfactorily to the Company's earnings and risk management objectives. The securities portfolio is closely monitored. The Company also monitors the effect of unrealized equities losses in regulatory capital (see later Capital Resources section).

Lending Activities

December 31 (dollars in millions)          1999              1998               1997               1996              1995
-------------------------------------- ------------- ------------------ ------------------ ----------------- -----------------

Residential mortgages               $ 54.2   28.3%     $ 57.6   31.2%    $ 39.3    25.0%    $ 41.7   28.2%     $ 44.0   28.8%
Commercial mortgages                  52.7   27.5        46.7   25.3       45.5    28.9        40.5   27.4       40.7   26.6
Other commercial loans                35.0   18.2        25.1   13.6       18.3    11.6        15.3   10.4       18.8   12.3
Consumer loans                        33.8   17.7        32.5   17.6       29.5    18.7        26.1   17.7       22.4   14.7
--------------------------------- -------- --------- -------- -------- --------- --------- -------- -------- -------- --------
   Total regular loans               175.7   91.7       161.9   87.7      132.6    84.2       123.6   83.7      125.9   82.4
Government guaranteed loans           15.9    8.3        22.8   12.3       24.9    15.8        24.2   16.3       27.0   17.6
--------------------------------- -------- --------- -------- -------- --------- --------- -------- -------- -------- --------
   Total loans                     $ 191.6  100.0     $ 184.7  100.0    $ 157.5   100.0     $ 147.8  100.0    $ 152.9  100.0
--------------------------------- -------- --------- -------- -------- --------- --------- -------- -------- -------- --------

Alliance places primary emphasis on the origination of good quality loans as the basis of its strategy for growth and profitability. The chief focus is on originating commercial loans, which have higher balances and higher yields, and which provide the opportunity for cross sales of deposits and other banking products. Alliance originates commercial loans within its primary market and as well as throughout Connecticut (excluding Fairfield County) and in south-central Massachusetts. Alliance also actively promotes consumer loans, chiefly home equity loans and lines of credit, to households in and around its primary market. Alliance additionally originates residential mortgages, but these are primarily sold on a servicing released basis at origination to secondary market investors. The residential mortgage market is highly competitive and cyclical, with the narrowest loan spreads. In addition to the above types of loans, which are referred to as "regular loans," Alliance also owns 100% government guaranteed (SBA and USDA) loans which were purchased in earlier years as an alternative to investment securities, at a time when yields on these loans were more favorable.

During 1999, Alliance recorded growth of $13.8 million (8.5%) in total regular loans (excluding purchased government guaranteed loans). This was primarily due to growth of $15.8 million in total commercial loans, representing a 22.0% increase in the commercial loan portfolio. The Bank has expanded its commercial lending division and actively solicits business throughout its primary market and the central Connecticut area. Alliance also recorded a 4.1% increase in its consumer loan portfolio, and a 2.3% increase in its residential mortgage portfolio (excluding residential mortgages held for sale, which declined by $4.6 million from an unusually high $5.4 million at year-end 1998). Loan growth in 1998 had been primarily in residential mortgages, fueled by high refinancing demand due to comparatively low interest rates. Commercial loan growth in 1999 benefited from strong real estate market conditions. Most of the Company's loans are real estate secured. These loans totaled $155.7 million (81.1% of the total loan portfolio) at year-end 1999, compared to $133.9 million (72.5% of the total loan portfolio) at the prior year-end.

Alliance continues to be selective in pursuing commercial loan originations. The Company utilizes a return on equity model in pricing new commercial loans. Additionally, in 1999, the Company amended its commercial loan policy to lower the maximum loan-to-value ratio and to increase the minimum debt service coverage ratio. These changes were made as an ongoing component of the Company's risk management process. While current market conditions are strong, Management continues to evaluate risk carefully as the current economic expansion is reaching a record duration, with the potential that conditions may soften due to regular cyclical economic factors. In its residential and consumer lending areas, nearly all of the Company's loan originations are at a loan-to-value of 80% or less, and the Company has no significant lending based on "sub-prime" underwriting guidelines.

During 1999, Alliance originated $42.9 million in commercial mortgages and commercial loans, an increase of $4.7 million (12.3%) over the $38.3 million originated in 1998. Commercial mortgage growth included both construction and permanent loans, and a mix of variable rate loans and loans with fixed rates in the five to ten year range. Residential mortgage originations declined from $50.9 million in 1998 to $27.0 million in 1999. Residential mortgage originations in 1999 included $16.0 million in loans sold to the secondary market, $6.6 million in loans held for portfolio, and $4.4 million of "Free-Refi" mortgages originated through a streamlined documentation process to be held in portfolio. Consumer loan originations also declined in 1999, totaling approximately $10.1 million, compared to $13.2 million in the prior year. Purchased government guaranteed loans declined by $6.9 million to $15.9 million in 1999, due to run-off as a result of declining interest rates over the past few years. The overall yield on loans decreased to 7.88% in 1999 from 8.33% in the prior year. The impact of the 0.75% prime rate decrease in the second half of 1998 carried over into the first half of 1999 for one year adjustable rate mortgages, and the impact of lower rates on refinancings also reduced yields through the first half of the year. The yield on loans increased to 8.09% in the fourth quarter of 1999, reflecting the increase in interest rates in the second half of the year. At year-end 1999, outstanding commitments to originate new loans totaled $12.6 million, compared to $21.2 million at the prior year-end.

Nonperforming Assets

December 31 (dollars in millions)              1999             1998             1997             1996            1995
--------------------------------------- ---------------- ---------------- ---------------- --------------- ----------------
Nonaccruing loans                            $ 1.2            $ 0.6            $ 2.1            $ 3.4           $ 4.4
Foreclosed assets                              0.1              0.1              0.6              1.0             2.0
--------------------------------------- ---------------- ---------------- ---------------- --------------- ----------------
   Total nonperforming assets                $ 1.3            $ 0.7            $ 2.7            $ 4.4           $ 6.4
--------------------------------------- ---------------- ---------------- ---------------- --------------- ----------------
   Nonperforming assets as a                   0.4%             0.2%             1.1%             1.9%            3.0%
   percentage of total assets

Total nonperforming assets remained at comparatively low levels throughout 1999. Nonperforming assets measured 0.4% of assets at year-end 1999, compared to an unusually low 0.2% of assets at the prior year-end. Nonperforming assets at year-end 1999 primarily consisted of $1.1 million of nonaccruing residential mortgages, due to an increase in mortgage delinquencies in the fourth quarter. Accruing loans delinquent more than 30 days totaled $1.9 million at year-end 1999, down from $2.7 million at the prior year-end. At year-end 1999, accruing loans included $1.8 million of classified loans with a potential to become nonperforming based on identified credit weaknesses. This total increased from $1.2 million at year-end 1998.

Allowance for Loan Losses

December 31 (in thousands)                               1999           1998           1997           1996          1995
-------------------------------------------------- -------------- -------------- -------------- ------------- --------------
Beginning balance                                     $ 3,060        $ 3,000        $ 2,850        $ 2,340       $ 2,090
Charge-offs:
   Residential mortgages                                  (28)          (150)          (108)           (74)         (102)
   Consumer                                              (114)          (200)          (366)          (273)         (252)
   Commercial                                              (4)           (51)          (294)          (220)       (1,438)
-------------------------------------------------- -------------- -------------- -------------- ------------- --------------
         Total Charge-offs                               (146)          (401)          (768)          (567)       (1,792)
-------------------------------------------------- -------------- -------------- -------------- ------------- --------------
Recoveries:
   Residential mortgages                                    0              1             11             12             8
   Consumer                                                31            101             45             61            53
   Commercial                                              18            180             33             26             6
-------------------------------------------------- -------------- -------------- -------------- ------------- --------------
         Total Recoveries                                  49            282             89             99            67
-------------------------------------------------- -------------- -------------- -------------- ------------- --------------
Net Charge-offs                                           (97)          (119)          (679)          (468)       (1,725)
Provision for losses                                      237            179            829            978         1,975
-------------------------------------------------- -------------- -------------- -------------- ------------- --------------
         Ending balance                               $ 3,200        $ 3,060        $ 3,000        $ 2,850       $ 2,340
-------------------------------------------------- -------------- -------------- -------------- ------------- --------------

The total allowance for loan losses increased to $3.20 million at year-end 1999, compared to $3.06 million a year earlier. For the past two years, loan chargeoffs and nonperforming loans have been at comparatively low levels. While the allowance has increased each year, the ratio of the allowance to regular loans has declined in each of the last three years in recognition of the improving composition of the portfolio.

The methodology for the determination of the allowance for loan losses is described in Item 1 Part I of this report. The allowance is primarily determined based on an analysis of loans pools. In allocating the allowance for loan losses, amounts allocated to the individual categories of loans include (1) allowances for specific impaired loans, (2) an allocation of remaining allowance amounts based on the experience of management and the Company, (3) the overall risk characteristics of the individual loan category and (4) the current economic conditions that could affect the individual loan categories.


December 31 (dollars in thousands)          1999              1998              1997             1996              1995
---------------------------------------- ------------- ----------------- ---------------- ----------------- ----------------
Allowance for loan losses
by type of loan:
   Residential mortgage                 $ 442   13.8%    $ 334    10.9%    $ 202     6.7%   $ 304    10.7%    $ 173     7.4%
   Consumer                               449   14.0       426    13.9       399    13.3      416    14.6       276    11.8
   Commercial                           1,842   57.6     1,340    43.9     1,749    58.3    1,860    65.3     1,743    74.5
   Unallocated                            467   14.6       960    31.3       650    21.7      270     9.4       148     6.3
------------------------------------- ------- -------- -------- -------- -------- ------- -------- -------- -------- -------
         Total                        $ 3,200  100.0   $ 3,060   100.0   $ 3,000   100.0  $ 2,850   100.0   $ 2,340   100.0
------------------------------------- ------- -------- -------- -------- -------- ------- -------- -------- -------- -------

The allowance absorbs net loan chargeoffs, which totaled $97 thousand in 1999. The allowance is increased by the provision for loan losses, which totaled $237 thousand in 1999. Major changes in the components of the allowance included increases in the residential mortgage and commercial allowances, and a decrease in the unallocated portion of the allowance. The residential mortgage allowance increased due to the higher level of nonaccruing loans at year-end. The commercial allowance increased due to commercial loan growth and to an increase in the valuation allowance on impaired loans. The unallocated portion of the allowance remained within a reasonable range based on peer group data. No reserves are assigned to purchased government guaranteed loans, which are 100% backed by guarantees from the SBA (Small Business Administration) or the USDA (United States Department of Agriculture).

Net loan chargeoffs were a comparatively low .05% of average loans in 1999. The allowance provided adequate coverage of chargeoffs based on historic experience. The ratio of the allowance to total nonperforming loans was 263% at year-end 1999 and the allowance was deemed to have acceptable coverage of the risks inherent in the nonperforming loan portfolio, which was comprised primarily of residential mortgages adequately secured by first liens.

 Net charge-offs as a percentage of
 average loans by type:                                  1999           1998           1997           1996           1995
 ------------------------------------------------- -------------- -------------- -------------- -------------- -------------
    Residential mortgage                                 0.05%          0.32%          0.24%          0.15%          0.21%
    Consumer                                             0.25           0.32           1.21           0.84           0.88
    Commercial                                          (0.02)         (0.20)          0.46           0.34           1.77
          Total                                          0.05           0.07           0.46           0.31           1.16
 Allowance as a percentage of
 outstanding loans by type:
    Residential mortgage                                 0.82%          0.58%          0.51%          0.75%          0.39%
    Consumer                                             1.33           1.31           1.35           1.59           1.23
    Commercial                                           2.10           1.86           2.74           3.33           2.93
    Unallocated                                            -              -              -              -              -
    Subtotal Regular Loans                               1.82           1.89           2.26           2.33           1.86
    Government guaranteed loans                            -              -              -              -              -
          Total                                          1.67           1.66           1.91           1.95           1.53

Deposits and Borrowings

December 31 (dollars in millions)                                   1999                    1998               % change
------------------------------------------------------ ----------------------- ----------------------- ---------------------
Demand deposits                                                 $  25.7                 $  25.3                    1.5%
NOW deposits                                                       26.1                    25.2                    3.8
Money market deposits                                              35.3                    29.6                   19.4
Savings deposits                                                   44.2                    37.2                   18.7
Time deposits <  $100 thousand                                    102.1                   106.5                   (4.2)
Time deposits >  $100 thousand                                     18.0                    16.2                   11.0
             __
------------------------------------------------------ ----------------------- ----------------------- ---------------------
   Total deposits                                               $ 251.4                 $ 240.0                    4.8
------------------------------------------------------ ----------------------- ----------------------- ---------------------
Personal                                                        $ 211.4                 $ 202.1                    4.6
Commercial                                                         36.4                    32.5                   12.1
Municipal                                                           3.6                     5.4                  (32.6)
------------------------------------------------------ ----------------------- ----------------------- ---------------------
   Total deposits                                               $ 251.4                 $ 240.0                    4.8%
------------------------------------------------------ ----------------------- ----------------------- ---------------------

Total deposits increased by $11.4 million (4.8%) during 1999. The growth of total deposits was attributable to new branches, which recorded deposit increases of about $13.3 million during the year in the towns of Hebron and South Windsor. The other significant accomplishment was the shift towards lower cost non-time accounts. The average balance of these accounts increased by $22.8 million (22.8%) in 1999 compared to 1998. In addition to being lower cost, these accounts are more central to customer relationships and allow more opportunities for the Bank to distinguish itself through customer service and to offer cross sales of other products.

The average balance of transactions accounts increased by 12.5%, the average balance of savings accounts increased by 17.0%, and the average balance of money market deposits increased by 52.2% in 1999 compared to 1998. In addition to deposit promotions in new offices, Alliance also offered travel package incentives and ATM fee reductions during 1999 in transaction account promotions. Alliance also widened its advertising to include radio promotions during the year. Alliance has continued to enjoy strong growth in its money market account, which offers competitive tiered interest rates.

In addition to its on-balance sheet offerings, Alliance also offers a commercial sweep product which automatically sweeps excess deposit balances into money market mutual funds. This allows the Company to provide higher rate overnight investments as part of its overall business transaction account product mix. At December 31, 1999, sweep balances totaled $18.4 million, a $4.6 million (34%) increase over a year earlier.

During 1999, Alliance added $12.5 million in medium term borrowings from the Federal Home Loan Bank of Boston (FHLBB). At year-end 1999, these borrowings totaled $32.5 million, with an average interest cost of 5.26%. These borrowings are generally callable by the FHLBB over a 2 - 9 year period. Alliance used these borrowings as a lower cost alternative to time deposit accounts to provide funding for growth in the loan and deposit portfolios. In June, 1999 Alliance issued a $3.5 million trust preferred security at a rate of 9.40%. This obligation has a thirty year maturity and is callable after ten years. This security is included in Tier 1 Capital for Alliance, and the proceeds were downstreamed to provide equity capital to the Bank.

Interest Rate Sensitivity

Alliance manages its assets and liabilities to maximize net interest income, while also giving consideration to interest rate risk, liquidity, capital adequacy, customer demand, and other market factors. Interest rate risk is the sensitivity of net interest income to fluctuations in interest rates over both the short-term and long-term horizons. Alliance has an Asset Liability Committee
(ALCO) which meets weekly. ALCO establishes policy, sets interest rates and product prices, monitors the balance sheet, and establishes goals and strategies. On a monthly basis, the Board of Directors reviews key Asset Liability ratios and ALCO minutes, and on a quarterly basis the Board reviews interest rate sensitivity reports, related assumptions, and ALCO strategies.

The following table presents a breakdown of the Company's interest rate sensitive assets and liabilities on December 31, 1999 by specific timeframes and cumulatively, based on the assumptions used in the dynamic model. This table is used to assess the overall repricing sensitivity of the portfolio, which is primarily measured by the interest rate gap for each timeframe. The Company's policy limits the one year interest rate gap as a percentage of earning assets, establishing an acceptable range for this ratio of (15%) - 10%. Maintaining a one year gap within this range is generally consistent with the 10% earnings at risk limit discussed above. As the table shows, the one year gap measured $11 million, or 4% of earning assets, at December 31, 1999. Per the Company's Year 2000 liquidity plan, the Company had accumulated excess liquidity in non-interest sensitive asset accounts at December 31, 1999. Without this reallocation of liquid funds, the one year gap would have measured $18 million or 6% of earning assets, at December 31, 1999.

                                      Total
Interest Rate Sensitivity - Repricing Horizon                    Within                       1-5               Over 5
(dollars in millions)                                          One Year                     Years                Years
------------------------------------------------------- ----------------------- ----------------------- ----------------------
December 31, 1999
Earning Assets:
   Loans                                                          $  92                    $  59                 $  41
   Securities available for sale                                     10                        4                    39
   Securities held to maturity                                        4                        5                    19
   Other assets                                                       4                        -                     -
------------------------------------------------------- ----------------------- ----------------------- ----------------------
         Total earning assets                                     $ 110                    $  68                 $  99
------------------------------------------------------- ----------------------- ----------------------- ----------------------
Interest Rate Swap                                                   10                      (10)                    -
Funds Supporting Earning Assets:
   NOW deposits                                                 $     -                   $    5                 $  21
   Savings & Money Market                                            35                        9                    35
   Time deposits < $100,000                                          59                       43                     -
   Time deposits > $100,000                                          11                        7                     -
                 -
   Borrowings                                                         4                       28                     8
   Non-interest bearing funds                                         -                        -                    12
------------------------------------------------------- ----------------------- ----------------------- ----------------------
         Total funds supporting earning assets                    $ 109                    $  92                 $  76
------------------------------------------------------- ----------------------- ----------------------- ----------------------
December 31, 1999
------------------------------------------------------- ----------------------- ----------------------- ----------------------
   Gap for period                                                $   11                    $ (34)                $  23
   Cumulative gap                                                    11                      (23)                    -
   Cumulative gap as percent of total earning assets                  4%                      (8%)                   -
------------------------------------------------------- ----------------------- ----------------------- ----------------------

Maintaining a relatively predictable twelve month forward stream of earnings is the main priority of the planning process. Within this framework, the gap will be adjusted to maximize income based on expected increases or decreases in interest rates. In recent years, interest rates have decreased to the lowest levels in several decades. The Company has primarily focused on the risk of short term upward spikes in interest rates, although the long term prospect continues to generally favor comparatively low rates. Accordingly, the Company generally prefers a positive one year interest rate gap, which will allow it to increase earnings in an upward rate environment such as the one pre-vailing at year-end 1999. The Company manages optionality in both its assets and liabilities. Due to this optionality, the economic value of equity decreases in the event of large interest rate changes in either direction; this scenario is viewed by the Company as unlikely over the long term.

Based on the model previously used by the Company, the cumulative gaps at year-end 1998 were ($22) million and ($63) million in the one year and 1-5 year time frames, measuring (8%) and (23%) of total earning assets, respectively. Based on the current model and assumptions, the cumulative gaps at that date were $6 million and $19 million, respectively, measuring 2% and 7% of total earning assets.

The primary strategies utilized by the Company in managing its interest rate risk include adjusting the pricing of loans and deposits, timing the execution of securities purchases and borrowings, and varying the amount of cash and equivalents. At year-end 1999, Alliance maintained a comparatively high level of cash and equivalents, and was promoting medium term time accounts in order to lengthen its funding sources. Also, during 1999, Alliance entered into an interest rate swap maturing in June 2001 which had the effect of increasing short term asset sensitivity.

See also Item 7A.

Liquidity and Cash Flows

The Company's primary source of funds is dividends from the Bank, and its primary use of funds is dividends to shareholders and semi-annual interest payments on its capital trust preferred obligation. Dividends from the Bank are primarily paid from current period cash earnings of the Bank, and secondarily from other liquid assets of the Bank. Dividends from the Bank to the Company are subject to restrictions as is further described in the Shareholder's Equity note to the consolidated financial statements. In 1999, the issuance of a $3.5 million trust preferred obligation was an additional source of funds to Alliance. These proceeds were used to provide an additional equity investment in the Bank.

Liquidity is also needed by the Bank to fund loan originations and the use of credit commitments, along with deposit withdrawals and maturing borrowings. The Bank manages its day-to-day liquidity by maintaining short term investments and/or utilizing short term borrowings. In addition to its FHLBB relationship, the Bank maintains $27 million in credit facilities for short term borrowings and repurchase agreements. Additionally, in 1999, the Bank became eligible to obtain short term advances from the Federal Reserve Bank of Boston. Over the year, loan originations and asset purchases are funded by amortization of loans and investments, as well as by deposit growth and FHLBB borrowings. In 1999, the primary use of funds were the origination of loans and the purchase of investment securities, and the primary sources of funds were growth in savings and money market deposits, and new FHLBB borrowings. In the event of additional funds needs, the Bank could choose to liquidate short term investments or to obtain funds from the investment portfolio either by selling securities available for sale or obtaining loans backed by investment securities. Additionally, the portfolio of government guaranteed loan certificates represents a readily marketable pool of assets.

During 1999, the Bank maintained comparatively high levels of short term investments, which averaged $11.1 million for the year. This provided the Bank with ample liquidity for day to day operations, and there was accordingly minimal use of short term borrowings. The transfer of securities to held to maturity did not affect planned use of liquidity sources. Because deposit growth outpaced loan growth through much of the year, excess funds were accumulated in anticipation of additional future loan growth. Additionally, the Bank's Year 2000 liquidity plan called for the accumulation of additional excess liquidity at year-end. There was no significant need that developed for these funds as a result of Year 2000 related events, although the Bank did not receive an extra influx of cash balances as it sometimes has on the last day of the year.

Capital Resources

Total shareholders' equity decreased by $3.8 million, with net income of $2.9 million offset by a $6.4 million reduction in accumulated other comprehensive income due to unrealized securities losses (see additional information in "Securities" section of this discussion). Capital ratios for the Company and the Bank exceeded all applicable regulatory requirements for all periods presented. At December 31, 1999, the Risk Based Capital Ratios for the Company and the Bank were 10.3% and 9.7%, respectively, compared to the Company's minimum objective of 10.0% and to the regulatory minimum requirement of 8.0%. Book value per share declined to $6.21 at the end of 1999, compared to $7.94 at the previous year-end, including ($2.43) per share in accumulated other compehensive income at year-end 1999. The ratio of equity to assets declined to 4.67% at year-end 1999. The Company does not place primary reliance on this ratio in assessing its overall capital adequacy. As discussed in the "Interest Rate Sensitivity" section, the Company evaluates the overall sensitivity of its portfolio to interest rate risk and manages the economic value of equity at risk within policy guidelines, and in conjunction with goals for the level of earnings and the amount of earnings at risk.

In recognition of continued earnings growth, the Company increased the quarterly cash dividend to six cents per share, from five cents per share, beginning in the second quarter of 1999. The dividend payout ratio increased to 18.1% in 1999 from 15.5% in the prior year. Additionally, in 1999, Alliance issued a $3.5 million trust preferred obligation which contributed a like amount to Tier 1 regulatory capital for the Company and the Bank, but which is accounted for as long term debt, and which pays interest at 9.4%, which is tax deductible. This form of financing allowed the Company to improve regulatory capital levels using an instrument with the lower costs associated with debt financing, as compared to equity financing.

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

The Company implemented a Year 2000 project plan to address systems and facilities changes necessary to properly recognize dates after 1999, assigned implementation responsibilities and established management and Board reporting processes. All of the Company's significant information technology systems are provided under contract with major national banking systems providers who implemented their own Year 2000 plans. The Company's project also addressed its other suppliers, customers, and other constituents, as well as remediation and business resumption contingency plans.

The Company has not encountered any significant Year 2000 related events and currently does not anticipate that any such events will be encountered. The Company's plan continues through December 31, 2001 and is focused on sensitive dates established by its regulators. The Company has not been informed of any significant Year 2000 related events among its customers and major counterparties and currently does not anticipate that any such events will be encountered. News releases by regulators and industry sources support this view of the Company's environment.

The primary uncertainty remaining is the ability of third party systems providers to have identified and modified software as planned. Specific factors that might cause material differences from plans include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties. The Company's plans included both information technology ("IT") and non-IT systems. Most of the Company's primary Year 2000 exposures related to IT systems, primarily to the vendor of its account processing systems. This is a large national banking systems vendor. This vendor has reported that there were no significant Year 2000 related failures in its systems. The total expenses incurred by the Company in conducting its Year 2000 program were about $50 thousand, including consulting and contingency related expenses. The Company accelerated about $350 thousand in capital expenditures in 1998 and 1999 related to computer systems and disaster recovery systems during the execution of its Year 2000 plan. Virtually all of the computer systems located in the Company were replaced during this period.

Comparison of 1998 VERSUS 1997

Alliance recorded net profit of $2.56 million for the year 1998 ($1.03 per diluted share), up 26.8% from 1997 earnings of $2.02 million ($.82 per diluted share). For the year 1998, the Company achieved a return on average assets of 1.02% and a return on average equity of 14.2%. Return on average equity increased to 15.6% in the last quarter of the year. 1998 results reflect growth in the marketplace. The Company's loans grew by 17.3% and deposits grew by 8.2% over the year.

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

The effective tax rate increased due to a $106 thousand second quarter charge related to an increase in the deferred tax asset valuation allowance. The Company initiated steps toward the formation of a passive investment subsidiary in accordance with changes in Connecticut tax statutes, which reduced the effective tax rate beginning in 1999. Additionally, 1997 results included the benefit of a reduction in the valuation allowance on the deferred tax asset totaling $150 thousand.

Total assets at year-end 1998 were $283.6 million, an increase of $36.4 million (14.8%) over the prior year-end. During the last quarter, the Company took advantage of favorable market conditions to increase its debt security portfolio by about $20 million, funded by medium term borrowings. Year-end shareholders' equity totaled $18.2 million, representing a book value of $7.94 per share, and measuring 6.42% of assets.

Diluted earnings per share of $1.03 in 1998 benefited from a treasury stock repurchase of 200,599 shares in the amount of $3.1 million, which was announced on July 2, 1998. Additionally, the quarterly cash dividend to shareholders increased by 50% as a result of a three-for-two common stock split effected as a stock dividend which was paid on May 26, 1998. Prior period earnings, dividends, and book value per share were restated for this change. The Company had completed a four-for-three common stock split in 1997 which, together with the 1998 split, accomplished a cumulative two-for-one split over the last two years.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

During 1999, Alliance improved its interest rate risk measurement, adopting the use of a quarterly dynamic simulation model, and performing a detailed analysis of assumptions and model output. Assumptions are made for each major category of interest bearing assets and liabilities regarding their expected average lives, their repricing frequencies and characteristics (including the optionality of prepayment speeds and call provisions), and reinvestment expectations. In adopting the new simulation model, Alliance updated and changed its modeling assumptions, drawing more on secondary market information, peer group comparisons, and a review of actual product behaviors over the last ten years. The most significant impact of assumption changes was a lengthening of the economic lives of non-time deposit accounts, and a shortening of the economic lives of most loan categories. Modeling assumptions involve significant estimations and uncertainties, and actual results may differ from estimated results. Factors which could cause such differences include economic conditions, banking industry profitability and competitive factors, changing consumer preferences, and changes in capital markets behavior.

The simulation model evaluates changes in income which might result from different levels of rate shocks. Policy limits are set with a primary focus on the simulated impact of a 2.0% sudden rate shock on annualized net interest income (earnings at risk) and on the economic value of financial instruments (equity at risk). The Company's policy establishes a 10% limit on a decrease in net interest income as a result of either a positive or negative 2.0% rate shock, and the Company was within this limit at December 31, 1999. The economic value of financial instruments is based on a net present value calculation of long term simulated interest income and expense. The Company's policy establishes a limit on the economic value of equity at risk equal to 2.5% of total assets, and the Company was within this limit at December 31, 1999. The Company was also within the above income and equity at risk limits at December 31, 1998 based on the current model and assumptions. The value of equity at risk in 1999 averaged 1.4% of total assets, with a high of 2.1% and a low of 0.8%.

See also Interest Rate Sensitivity section in Item 7.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


See Exhibit 99.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
        ------------------------------------------------------------------------

None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

Incorporated by reference from Alliance's Proxy Statement for the 2000 Annual Meeting of the Shareholders to be filed with the Securities and Exchange Commission.

ITEM 11. EXECUTIVE COMPENSATION
         ----------------------

Incorporated by reference from Alliance's Proxy Statement for the 2000 Annual Meeting of the Shareholders to be filed with the Securities and Exchange Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

Incorporated by reference from Alliance's Proxy Statement for the 2000 Annual Meeting of the Shareholders to be filed with the Securities and Exchange Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

Incorporated by reference from Alliance's Proxy Statement for the 2000 Annual Meeting of the Shareholders to be filed with the Securities and Exchange Commission.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
         ---------------------------------------------------------------

(a) All schedules have been omitted as the required information is either included herein or in the Proxy Statement, or is inapplicable.

(b)  Reports on Form 8-K for Fourth Quarter
     --------------------------------------

     (i) On October 4, 1999, the Company filed a Form 8-K reporting, under Item 5, an appointment to the Board of Directors.

    (ii) On October 27,1999, the Company filed a Form 8-K reporting, under Item 5, the appointment of a new shareholder services agent.

(c)      Exhibit Index

The exhibits listed below are included in this report or are incorporated herein by reference to the identified document previously filed with the Securities and Exchange Commission as set forth parenthetically.

    3(i) Certificate of Incorporation of Registrant (Exhibit 99.1 to the Registration Statement on Form 8-A filed September 23, 1997).
    3(ii) Bylaws of Registrant (Exhibit 99.2 to the Registration Statement on Form 8-A filed September 23, 1997).
    10(i)   Change in Control  Agreement  between Tolland Bank and
            Joseph H. Rossi, dated January 5, 1996 (Exhibit 10(i) to the Report on Form 10-K filed March 27, 1998).
    10(ii) 1997 Stock Incentive Plan for Directors, Officers and Key employees (Exhibit 4.3 to the Registration Statement on Form S-8 filed November 6, 1997).
    10(iii) Supplemental  Executive  Retirement Plan and Agreement  between
            Tolland Bank and Joseph H. Rossi,  dated December 14, 1999.
    10(iv)  Directors' Deferred Compensation Plan (Exhibit
    10(iv)  to the Report on Form 10-K filed on March 27, 1998).
    10(v) 1999 Stock Option Plan for Non-Employee Directors (Exhibit 4.3 to the Registration Statement on Form S-8 filed October 28, 1999).
    10(vi) Cash Bonus Plan (Exhibit 10(vi) to the Report on Form 10-K filed on March 27, 1998).
    21.     Subsidiaries of Registrant.
    23.     Independent Auditors' Consent
    27.     Financial Data Schedule.
    99.     Consolidated Financial Statements of the Registrant.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 22, 2000.

ALLIANCE BANCORP OF NEW ENGLAND, INC.
by

/s/ Joseph H. Rossi
--------------------
Joseph H. Rossi
President/CEO


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors and officers on behalf of the Company on February 22, 2000:



/s/ Robert C. Boardman                     /s/ Patricia A. Noblet
-------------------------                  -------------------------
Robert C. Boardman                         Patricia A. Noblet
Director                                   Director


/s/ Joseph P. Capossela                    /s/ Kenneth R. Peterson
-------------------------                  -------------------------
Joseph P. Capossela                        Kenneth R. Peterson
Director                                   Vice Chairman


/s/ William E. Dowty, Jr.                  /s/ Mark L. Summers
-------------------------                  -------------------------
William E. Dowty, Jr.                      Mark L. Summers
Director                                   Director


/s/ D. Anthony Guglielmo                   /s/ Joseph H. Rossi
-------------------------                  -------------------------
D. Anthony Guglielmo                       Joseph H. Rossi
Chairman                                   Director/President/CEO


/s/ Reginald U. Martin                     /s/ David H. Gonci
-------------------------                  -------------------------------------
Reginald U. Martin                         David H. Gonci
Director                                   Senior Vice President/Chief Financial
                                           Officer/Treasurer


/s/ Douglas J. Moser
-------------------------
Douglas J. Moser
Director