Form 10-Q
period 2000-03-31
ALLIANCE BANCORP OF NEW ENGLAND INC
filed 2000-05-15
CIK 1046002

FORM 10-Q
--------------------------------------------------------------------------------

United States Securities and Exchange Commission
Washington, DC 20549

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2000
Commission File Number 001-13405

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

As of May 10, 2000, Alliance Bancorp of New England had 2,319,282 shares of common stock outstanding.

TABLE OF CONTENTS                                                          Page

Table       Consolidated Selected Financial Data.............................2
Part I      Financial Information
Item 1      Financial Statements
                Consolidated Balance Sheets..................................3
                Consolidated Income Statements...............................4
                Consolidated Statements of Changes in Shareholders' Equity...5
                Consolidated Statements of Cash Flows........................6
                Notes to Consolidated Financial Statements...................7
Item 2      Management's Discussion and Analysis
                of Financial Condition and Results of Operations............10
                Special Note Regarding Forward-Looking Statements...........10
Item 3      Quantitative and Qualitative Disclosures About Market Risk......13
Part II     Other Information...............................................14
Table       Average Balance Sheet and Interest Rates .......................15
Signatures      ............................................................16

                      Alliance Bancorp of New England, Inc.
                Consolidated Selected Financial Data (Unaudited)


                                                        As of and for the three months ended March 31,
                                                     ------------------------------------------------
                                                                2000                  1999
-----------------------------------------------------------------------------------------------------

For the Quarter (in thousands)
Net interest income                                          $ 2,808               $ 2,386
Provision for loan losses                                         87                   125
Service charges and fees                                         310                   421
Net gain on securities and other assets                          104                   154
Non-interest expense                                           2,084                 1,878
Income before income taxes                                     1,051                   958
Income tax expense                                               280                   258
Net income                                                   $   771               $   700
-----------------------------------------------------------------------------------------------------

Per Share
Basic earnings                                               $   .33               $   .31
Diluted earnings                                                 .33                   .30
Dividends declared                                               .06                   .05
Book value                                                      6.77                  7.25
Common stock price:
High                                                            9.25                 12.38
Low                                                             6.88                  9.62
Close                                                           8.38                  9.75
-----------------------------------------------------------------------------------------------------

At Quarter End (in millions)
Total assets                                                 $ 320.0               $ 281.8
Total loans                                                    198.0                 182.4
Other earning assets                                           101.4                  86.0
Deposits                                                       259.6                 237.9
Borrowings                                                      43.0                  25.6
Shareholders' equity (a)                                        15.6                  16.6
-----------------------------------------------------------------------------------------------------

Operating Ratios (in percent)
Return on average assets                                        0.98%                 1.02%
Return on average equity                                       20.63                 15.80
Equity % total assets (period end)                              4.88                  5.91
Net interest spread (fully taxable equivalent)                  3.56                  3.28
Net interest margin (fully taxable equivalent)                  3.97                  3.77
Dividend payout ratio                                          17.96                 16.40
-----------------------------------------------------------------------------------------------------

(a) Shareholders' equity includes accumulated other comprehensive income (loss), which consists of unrealized gains (losses) on investment securities, net of taxes.

                      Alliance Bancorp of New England, Inc.
                     Consolidated Balance Sheets (Unaudited)

                                                                     March 31,       December 31,
(in thousands except share data)                                        2000            1999
-------------------------------------------------------------------------------------------------
Assets
     Cash and due from banks                                         $   8,556       $  18,584
     Short-term investments                                             23,004           4,028
-------------------------------------------------------------------------------------------------
         Total cash and cash equivalents                                31,560          22,612

     Securities available for sale (at fair value)                      51,147          53,156

     Securities held to maturity                                        27,199          27,857

     Residential mortgage loans                                         55,583          54,197
     Commercial mortgage loans                                          57,810          52,694
     Other commercial loans                                             36,414          34,965
     Consumer loans                                                     33,302          33,841
     Government guaranteed loans                                        14,936          15,935
-------------------------------------------------------------------------------------------------
         Total loans                                                   198,045         191,632
     Less: Allowance for loan losses                                    (3,250)         (3,200)
-------------------------------------------------------------------------------------------------
         Net loans                                                     194,795         188,432

     Premises and equipment, net                                         5,825           5,587
     Foreclosed assets, net                                                132              53
     Other assets                                                        9,391           9,240
-------------------------------------------------------------------------------------------------
         Total assets                                                $ 320,049       $ 306,937
-------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity
     Demand deposits                                                 $  26,687       $  25,707
     NOW deposits                                                       28,178          26,120
     Money market deposits                                              34,654          35,321
     Savings deposits                                                   46,352          44,199
     Time deposits                                                     123,740         120,044
-------------------------------------------------------------------------------------------------
         Total deposits                                                259,611         251,391

     Borrowings                                                         43,000          39,575
     Other liabilities                                                   1,815           1,624
-------------------------------------------------------------------------------------------------
         Total liabilities                                             304,426         292,590

     Preferred stock, ( $.01 par value; 100,000 shares
         authorized, none issued)                                            -               -
     Common stock, ($.01 par value; authorized 4,000,000
         shares; issued 2,509,882 in 2000
         and 2,509,882 in 1999; outstanding 2,309,283 in 2000
         and 2,309,283 in 1999)                                             25              25
     Additional paid-in capital                                         11,429          11,429
     Retained earnings                                                  12,250          11,618
     Accumulated other comprehensive loss, net                          (4,972)         (5,616)
     Treasury stock (200,599 shares)                                    (3,109)         (3,109)
-------------------------------------------------------------------------------------------------
         Total shareholders' equity                                     15,623          14,347
-------------------------------------------------------------------------------------------------
         Total liabilities and shareholders' equity                  $ 320,049       $ 306,937
-------------------------------------------------------------------------------------------------


See accompanying notes to financial statements

                      Alliance Bancorp of New England, Inc.
                   Consolidated Income Statements (Unaudited)

                                                                           Three Months Ended
                                                                                 March 31,
                                                                 -----------------------------------
 (in thousands except share data)                                         2000                1999
----------------------------------------------------------------------------------------------------

Interest Income
     Loans                                                        $      3,928        $      3,543
     Debt securities                                                     1,288                 936
     Dividends on equity securities                                        279                 290
     Other earning assets                                                  197                  92
----------------------------------------------------------------------------------------------------
         Total interest and dividend income                              5,692               4,861
----------------------------------------------------------------------------------------------------

Interest Expense
     Deposits                                                            2,309               2,176
     Borrowings                                                            575                 299
----------------------------------------------------------------------------------------------------
         Total interest expense                                          2,884               2,475
----------------------------------------------------------------------------------------------------

Net Interest Income                                                      2,808               2,386

Provision For Loan Losses                                                   87                 125
----------------------------------------------------------------------------------------------------
     Net interest income after provision for loan losses                 2,721               2,261

Non-Interest Income
     Service charges and fees                                              310                 421
     Net gain on securities                                                104                 104
     Net gain on assets                                                      -                  50
----------------------------------------------------------------------------------------------------
         Total non-interest income                                         414                 575

Non-Interest Expense
     Compensation and benefits                                           1,117               1,014
     Occupancy                                                             192                 180
     Data processing and equipment                                         281                 236
     Office and insurance                                                  163                 123
     Purchased services                                                    163                 188
     Other                                                                 168                 137
----------------------------------------------------------------------------------------------------
         Total non-interest expense                                      2,084               1,878
----------------------------------------------------------------------------------------------------
     Income before income taxes                                          1,051                 958
     Income tax expense                                                    280                 258
----------------------------------------------------------------------------------------------------
         Net Income                                               $        771        $        700
----------------------------------------------------------------------------------------------------

Per Share Data
     Basic earnings per share                                     $        .33        $        .31
----------------------------------------------------------------------------------------------------
     Diluted earnings per share                                   $        .33        $        .30
----------------------------------------------------------------------------------------------------

     Average basic shares outstanding                                2,309,283           2,294,084
     Average additional dilutive shares                                 53,662              78,542
----------------------------------------------------------------------------------------------------
     Average diluted shares outstanding                              2,362,945           2,372,626
----------------------------------------------------------------------------------------------------

See accompanying notes to financial statements

                      Alliance Bancorp of New England, Inc.
     Consolidated Statements of Changes in Shareholders' Equity (Unaudited)

                                                                                             Accumulated
                                                                                                   other
                                                                 Additional                comprehensive                     Total
Three Months ended March 31                            Common       paid-In      Retained         income    Treasury  Shareholders'
(in thousands except share data)                        stock       capital      earnings         (loss)       Stock        equity

------------------------------------------------------------------------------------------------------------------------------------

1999
Balance, December 31, 1998                              $ 25      $ 11,306       $ 9,223         $ 751      $ (3,109)     $ 18,196
Comprehensive income
     Net income                                                                      700                                       700
     Unrealized (loss) on securities,
     net of reclassification adjustment                                                         (2,157)                     (2,157)
                                                                                                                           -------
     Comprehensive income                                                                                                   (1,457)
Dividends declared and paid                                                         (114)                                     (114)
Issuance of shares pursuant to exercise
of stock options                                                        24                                                      24
------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1999                                 $ 25      $ 11,330       $ 9,809      $ (1,406)     $ (3,109)     $ 16,649
------------------------------------------------------------------------------------------------------------------------------------


2000
Balance, December 31, 1999                              $ 25      $ 11,429      $ 11,618      $ (5,616)     $ (3,109)     $ 14,347
Comprehensive income
     Net income                                                                      771                                       771
     Unrealized gain on securities,
     net of reclassification adjustment                                                            644                         644
                                                                                                                           -------
     Comprehensive income                                                                                                    1,415
Dividends declared and paid                                                         (139)                                     (139)
Issuance of shares pursuant to exercise
of stock options                                                         -                                                       -
------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2000                                 $ 25      $ 11,429      $ 12,250      $ (4,972)     $ (3,109)     $ 15,623
------------------------------------------------------------------------------------------------------------------------------------



Disclosure of reclassification amount
Three months ended March 31 (in thousands)                                                            2000                    1999
------------------------------------------------------------------------------------------------------------------------------------
Unrealized holding gain (loss) arising during
     the period net of income tax expense (benefit)
     of $160 and ($1,076), respectively                                                              $ 713                $ (2,088)
Less reclassification adjustment for
     gains included in net income net of income
     tax expense of $35 and $35, respectively                                                          (69)                    (69)
------------------------------------------------------------------------------------------------------------------------------------
Net unrealized gains (losses) on securities                                                          $ 644                $ (2,157)
------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements

                      Alliance Bancorp of New England, Inc.
                Consolidated Statements of Cash Flows (Unaudited)

                                                                             Three months ended March 31,
                                                                       -----------------------------------
(in thousands)                                                                  2000               1999
----------------------------------------------------------------------------------------------------------
Operating Activities:
     Net income                                                                $ 771              $ 700
     Adjustments to reconcile net income to
     net cash provided by (used in) operating activities:
         Provision for loan losses                                                87                125
         Depreciation and amortization                                           167                128
         Net investment security gains                                          (104)              (104)
         Net asset gains                                                           -                (50)
         (Decrease) increase in other liabilities                                191               (112)
         Decrease in loans held for sale                                         431              3,782
         Increase in other assets                                               (167)               (54)
----------------------------------------------------------------------------------------------------------
         Net cash provided by operating activities                             1,376              4,415

Investing Activities:
     Securities available for sale:
         Proceeds from amortization and maturities                             4,940              1,609
         Proceeds from sales of securities                                       915              2,852
         Purchases of securities                                              (3,000)           (12,570)
     Securities held to maturity:
         Proceeds from amortization and maturities                               658              2,255
     Net increase in loans                                                    (6,995)            (1,436)
     Increase in foreclosed assets, net                                          (79)                 -
     Proceeds from the sale of premises and equipment                              -                464
     Purchases of premises and equipment                                        (373)              (219)
----------------------------------------------------------------------------------------------------------
         Net cash used in investing activities                                (3,934)            (7,045)

Financing Activities:
     Net increase in interest-bearing deposits                                 7,240              1,784
     Net increase (decrease) in demand deposits                                  980             (3,902)
     Net decrease in FHLB advances                                                 -                (34)
     Net increase in other borrowings                                          3,425              2,000
     Stock options exercised                                                       -                 24
     Cash dividends paid                                                        (139)              (114)
----------------------------------------------------------------------------------------------------------
         Net cash provided by (used in) financing activities                  11,506               (242)
----------------------------------------------------------------------------------------------------------

Net Change in Cash and Cash Equivalents                                        8,948             (2,872)

Cash and cash equivalents at beginning of the period                          22,612             20,216
----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of the period                              $ 31,560           $ 17,344
----------------------------------------------------------------------------------------------------------

Supplemental Information On Cash Payments
     Interest expense                                                       $  2,585            $ 2,450
     Income tax expense                                                          300                235

Supplemental Information On Non-cash Transactions
     Net loans transferred to foreclosed assets                                   79                  -


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

Management's Discussion and Analysis of Financial Condition and Results of Operations accompany these financial statements. These consolidated interim financial statements and notes should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Alliance is a one bank holding company, chartered in Delaware. Alliance owns 100% of the stock of Tolland Bank (the "Bank"), a Connecticut chartered savings bank. Alliance also wholly owns Alliance Capital Trust I ("Trust I"), a Delaware chartered trust which was formed in 1999 and issued $3.5 million in privately offered trust preferred securities. Proceeds from this issuance were invested in subordinated notes issued by Alliance, which invested the note proceeds in new common stock issued by the Bank. Alliance also wholly owns Alliance Capital Trust II ("Trust II"), a Delaware chartered trust which was formed in the first quarter of 2000 and issued $3.5 million in privately offered trust preferred securities. Proceeds from the issuance of Trust II were invested in subordinated notes issued by Alliance, which invested the note proceeds in a capital contribution to the Bank.

Tolland Bank provides consumer and commercial banking services from its nine offices located in and around Tolland County, Connecticut. the Bank's deposits are insured up to the applicable limits by The Federal Deposit Insurance Corporation ("FDIC"). Tolland Bank wholly owns Tolland Investment Corporation ("TIC"), a passive investment corporation chartered in Connecticut in 1999 to own and service real estate secured loans purchased from the Bank. The Bank also wholly owns a Connecticut chartered corporation name Asset Recovery Systems, Inc. ("ARS"), which is a foreclosed asset liquidation subsidiary. The consolidated financial statements include Alliance, Trust I, Trust II, Tolland Bank, TIC, and ARS. All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2.  Securities

                                                          Amortized        Unrealized       Unrealized              Fair
March 31, 2000 (in thousands)                                  Cost             Gains           Losses             Value
------------------------------------------------------ ----------------- ---------------- ----------------- ----------------
Securities available for sale
U.S. Government and agency                                $   5,000       $        22      $      (311)      $     4,711
U.S. Agency mortgage-backed                                   2,807                 -              (62)            2,745
Other debt securities                                        30,927               170           (2,534)           28,563
Marketable equity                                            15,557                54           (2,466)           13,145
FHLB stock                                                    1,983                 -                -             1,983
------------------------------------------------------ --------------- ---------------- ----------------- ------------------
     Total available for sale                             $  56,274       $       246      $    (5,373)      $    51,147
------------------------------------------------------ --------------- ---------------- ----------------- ------------------
Securities held to maturity
U.S. Government and agency                                $   1,976       $         3      $        (9)      $     1,970
U.S. Agency mortgage-backed                                   6,173                 -              (80)            6,093
Other debt securities                                        19,050               180             (693)           18,537
------------------------------------------------------ --------------- ---------------- ----------------- ------------------
     Total held to maturity                               $  27,199       $       183      $      (782)      $    26,600
------------------------------------------------------ --------------- ---------------- ----------------- ------------------

                                                          Amortized        Unrealized       Unrealized              Fair
December 31, 1999 (in thousands)                               Cost             Gains           Losses             Value
------------------------------------------------------ ----------------- ---------------- ----------------- ----------------
Securities available for sale
U.S. Government and agency                                $   6,751         $       -        $    (298)        $   6,453
U.S. Agency mortgage-backed                                   2,936                 -              (52)            2,884
Other debt securities                                        30,991               116           (2,831)           28,276
Marketable equity                                            16,364                87           (2,891)           13,560
Non-marketable equity                                         1,983                 -                -             1,983
------------------------------------------------------ ----------------- ---------------- ----------------- ----------------
     Total available for sale                             $  59,025         $     203        $  (6,072)        $  53,156
------------------------------------------------------ ----------------- ---------------- ----------------- ----------------
Securities held to maturity
U.S. Government and agency                                $   1,971         $       -        $      (8)        $   1,963
U.S. Agency mortgage-backed                                   6,752                 1              (80)            6,673
Other debt securities                                        19,134                10             (579)           18,565
------------------------------------------------------ ----------------- ---------------- ----------------- ----------------
     Total held to maturity                               $  27,857         $      11        $    (667)        $  27,201
------------------------------------------------------ ----------------- ---------------- ----------------- ----------------

Note 3.  Nonperforming Loans

                                                                                    March 31,            December 31,
(in thousands)                                                                           2000                    1999
----------------------------------------------------------------------------- ----------------------- -----------------------
Total nonaccruing loans                                                               $ 1,160                 $ 1,218
Accruing loans past due 90 days or more                                                   253                       -
Impaired loans:
     Impaired loans - valuation allowance required                                      1,130                     852
     Impaired loans - no valuation allowance required                                     328                     102
----------------------------------------------------------------------------- ----------------------- -----------------------
         Total impaired loans                                                         $ 1,458                   $ 954
     Total valuation allowance on impaired loans                                          276                     280
     Commitments to lend additional funds for impaired loans                                -                       -



Note 4.  Allowance for Loan Losses

                                            Three Months Ended     Year Ended
                                                  March 31,      December 31,
(in thousands)                                         2000              1999
------------------------------------------------------------------------------
Balance at beginning of year                        $ 3,200           $ 3,060
Charge-offs                                             (43)             (146)
Recoveries                                                6                49
Provision for loan losses                                87               237
------------------------------------------------------------------------------
         Balance at end of year                     $ 3,250           $ 3,200
------------------------------------------------------------------------------




Note 5.  New Accounting Standards

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that companies record all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The manner in which the companies are to record gains and losses resulting from changes in the values of those derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. For qualifying hedges, the recognition of changes in the value of both the hedge and the hedged item are recorded in earnings in the same period. Changes in the fair value of derivatives that do not qualify for hedge accounting are included in earnings in the period of the change. SFAS 133 also allows a one-time reclassification of held to maturity securities. As amended by SFAS No. 137, this statement is effective for years beginning after June 15, 2000. The Company does not believe that the adoption of this statement will have a material impact on its financial position or results of operations.

ITEM 2 MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS


Special Note Regarding Forward-Looking Statements

This report contains certain "forward-looking statements". These forward-looking statements, which are included in Management's Discussion and Analysis, describe future plans or strategies and include the Company's expectations of future financial results. The words "believe," "expect," "anticipate," "estimate," "project" and similar expressions identify forward-looking statements. The Company's ability to predict results or the effect of future plans or strategies or qualitative or quantitative changes based on market risk exposure is inherently uncertain. Factors which could affect actual results include but are not limited to change in general market interest rates, general economic conditions, legislative/regulatory changes, fluctuations of interest rates, changes in the quality or composition of the Company's loan and investment portfolios, deposit flows, competition, demand for financial services in the Company's markets, and changes in the accounting principles, policies, and guidelines. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

SUMMARY

Alliance reported a 10.1% increase in earnings for the first quarter ended March 31, 2000, with net income totaling $771 thousand compared to $700 thousand a year earlier. First quarter earnings per share increased to $.33 compared to $.30 last year, on a diluted basis. Alliance also increased the quarterly cash dividend to seven cents per share, a 16.7% increase over the previous quarterly dividend of six cents per share.

Excluding purchased government guaranteed loans, the loan portfolio grew at a 16.9% annualized rate in the first quarter, while deposits increased at a 13.1% annualized rate. Loan growth was primarily in commercial loans which grew at a significant pace, reflecting the Company's emphasis on the commercial sector. Tolland Bank is continuing to build its basic business, and is experiencing steady growth in the new offices opened last year. Tolland Bank was the first local bank in its market to enroll in the SUM network of over 1400 ATMs, which provides a surcharge free alternative to larger banks which have introduced ATM surcharges. During the first quarter, Alliance announced new management assignments to lead sales and service. Alliance also announced the placement of a trust preferred security which increased regulatory capital.

First quarter net interest income grew by $422 thousand (17.7%), reflecting the loan and deposit growth noted above, which also produced an increase in the net interest margin to 3.97% from 3.77%. Service charge and fee income decreased by $111 thousand (26.4%) due to unusually high secondary market fees and loan prepayment fees in 1999. Non-interest expense increased by $206 thousand (11.0%) due to expansion and new offices.

Total assets were $320.0 million at March 31, 2000, up 4.3% from year-end 1999. Shareholders' equity totaled $15.6 million, up 8.9% since year-end, including an increase in accumulated other comprehensive income as a result of changes in the market value of securities available for sale.

During the most recent quarter, Alliance placed $3.5 million in 10.875% cumulative trust preferred securities through a wholly owned Delaware subsidiary, Alliance Capital Trust II. All proceeds qualify as regulatory capital, and $3.3 million in proceeds were contributed to Tolland Bank as additional capital surplus. Capital at the holding company and the Bank remained in excess of all regulatory requirements at March 31, 2000.

RESULTS OF OPERATIONS

Net Interest Income: Net interest income increased by $422 thousand (17.7%) in the first quarter of 2000, compared to the same period of 1999. This was primarily due to a 10.3% increase in average earnings asset, together with the benefit of an increase in the fully taxable equivalent net interest margin to 3.97% from 3.77%.

Total earning assets grew by approximately 4.1% during the most recent quarter, excluding the unusually high level of cash and due from banks at year-end 1999 which was held as part of the Year 2000 contingency plan. Earning assets grew at a 16.4% annualized rate in the most recent quarter. As noted above, this was mostly due to the annualized growth rate of loans, primarily reflecting commercial loan growth. While higher interest rates in the first quarter contributed to reduced demand for residential mortgages and consumer loans, Alliance has solicited a mix of variable and fixed rate commercial loans which reflect the ongoing strong business conditions in the Connecticut markets.

The net interest margin had remained within the range of 3.77% to 3.84% during the first three months of 1999. The margin grew to an unusually high 4.08% in the fourth quarter of 1999, and measured 3.97% in the most recent quarter. Similarly, the net interest spread averaged 3.34% in the first nine months of 1999, and then increased to 3.68% in the fourth quarter of 1999 and 3.56% in the most recent quarter. These improvements over the last six months primarily reflect higher loan yields, as a result of increases in the prime interest rate and due to higher interest rates on fixed rate loans. Additionally, they reflect the contributions of securities purchases made during the first three quarters of 1999. They also include the benefit of ongoing growth in demand deposit accounts, particularly in new offices. Demand deposits averaged $27.9 million during the most recent quarter, an increase of $3.7 million (13.3%) over the average of 1999. Alliance has also benefited from growth in other core deposit accounts over this period, reducing its need to fund growth with relatively more expensive time deposits in the current rising rate environment. The 4.07% cost of interest bearing deposits in the most recent quarter was little higher than the 4.04% average cost in 1999.

Provision for Loan Losses: The provision is made to maintain the allowance for loan losses at a level deemed adequate by management. The provision was $87 thousand in the most recent quarter, compared to $125 thousand in the same quarter of 1999. During the most recent quarter, the allowance was increased from $3.20 million to $3.25 million due primarily to growth in commercial loans. Please see the later discussion on the Allowance for Loan Losses.

Non-Interest Income: Service charge and fee income decreased by $111 thousand (26.4%) due to unusually high secondary market fees and loan prepayment fees in 1999. As noted above, lower demand for residential mortgages due to higher rates also contributed to a decline in secondary market income in the most recent quarter. Merchant card processing income increased by $45 thousand in 2000 due to the collection of disputed processing charges. Fee income in the most recent quarter also included a $35 thousand increase in the cash value of bank owned life insurance, which was purchased in the fourth quarter of 1999. Securities gains totaled $104 thousand during the first quarter of both 2000 and 1999. The gains recorded in 2000 were on one common equity security which had an unusual price increase which was not viewed as sustainable, and the security was therefore sold to take advantage of this situation.

Non-Interest Expense and Tax Expense: Non-interest expense increased by $206 thousand (11.0%) due to expansion and new offices. Compensation related expense grew by $103 thousand (10.2%) in the first quarter and all other expenses increased by $103 thousand (11.9%). About $65 thousand of the first quarter increase in other expenses was due to marketing related expenses, with the balance being related to general growth, higher equipment depreciation, and the costs of new offices opened around the fourth quarter of 1999. The effective tax rate was 27% in the first quarter of both 1999 and 2000, reflecting the benefit of the passive investment subsidiary and the dividends received deduction on equity securities.

Comprehensive Income: Comprehensive income includes changes (after tax) in the market valuation of investment securities available for sale. Comprehensive income was $1.42 million in the most recent quarter, compared to a loss of $1.46 million in the same period of 1999. During the most recent quarter, comprehensive income included the benefit of improved values of available for sale securities; in the first quarter of 1999, comprehensive income included the impact of a decrease in the values of available for sale securities. Please see the following discussion on investment securities.

FINANCIAL CONDITION

Cash and Cash Equivalents: Total cash and equivalents increased by $8.9 million during the most recent quarter, pending anticipated growth in loans and investments during the remainder of the year. As previously noted, most short term liquidity at year-end 1999 was held in cash and due from banks in accordance with the Company's Year 2000 contingency plan. As of March 31, 2000, most liquid funds were held in short term investments in accordance with normal liquidity management.

Investment Securities: Total investment securities decreased by $2.7 million in the first quarter, primarily due to the maturity of older, lowering yielding structured U.S. agency securities. Investment purchases have decreased due to a decision to hold liquid funds in the current rising rate environment, with an anticipation of higher future potential yields on investment purchases. At March 31, 2000, the total net unrealized loss on available for sale securities (AFS) was $5.1 million (9.1% of amortized cost), an improvement of $742 thousand since year-end 1999. About half of this improvement was due to higher equity security prices, primarily for utility common equity securities. The remainder of the improvement was in debt securities, including the benefit of a credit upgrade on one security due to a merger. The yield on AFS securities averaged 8.04% in the most recent quarter, compared to 7.35% a year earlier.

Total Loans: Total loans increased by $6.4 million (3.3%) during the most recent quarter, due to growth of $6.6 million in total commercial loans. The yield on loans increased to 8.14% in the most recent quarter, from 7.81% a year earlier, due to increases in the prime rate and in other loan rates.

Nonperforming Assets: Nonaccruing loans totaled $1.2 million at March 31, 2000, unchanged from year-end 1999. Including foreclosed assets of $132 thousand, total nonperforming assets measured 0.40% of total assets at March 31, 2000, unchanged from year-end 1999.

Allowance for Loans Losses: The allowance totaled $3.25 million (1.64% of total loans) at March 31, 2000, compared to 1.67% of total loans at year-end 1999. During the most recent quarter, gross chargeoffs totaled $43 thousand and gross recoveries totaled $6 thousand. The allowance measured 280% of total nonaccruing loans at the most recent quarter-end.

Deposits and Borrowings: Total deposits increased by $8.2 million (3.3%) in the first quarter of 2000. Most account categories grew, reflecting ongoing promotions and the contribution of new offices opened in 1999. Borrowings increased due to the issuance of the $3.5 million capital trust security previously mentioned. This brings total outstanding capital trust obligations to $7.0 million.

Interest Rate Sensitivity: The one year interest rate gap increased to $28 million (9% of total earning assets), compared to $18.0 million (6% of earning assets, adjusted for Year 2000 liquidity) at year-end 1999. Alliance is attempting to maintain a positive one year gap, utilizing time account growth in the 1-3 year maturity range to fund variable rate assets, in order to benefit from improved spreads based on anticipated increases in interest rates.

Liquidity and Cash Flows: The Bank's primary uses of funds during the quarter were growth in short term investments, and originations of commercial loans. The primary sources of funds were deposit growth and the issuance of the trust preferred security. Borrowings, time deposits, and money market accounts are the primary sources of liquidity for additional balance sheet growth. Short term investments, securities available for sale, and government guaranteed loan certificates provide additional sources of liquidity. The Company's primary source of funds is dividends from the Bank, and its primary use of funds is dividends to shareholders and to trust preferred security holders.

Capital Resources: During the most recent quarter, shareholders' equity increased by $1.3 million (8.9%) to $15.6 million, reflecting the contribution of retained earnings and other comprehensive income. Excluding accumulated other comprehensive income, return on average equity measured 15.03% in the most recent quarter. Total equity measured 4.9% of assets at March 31, 2000, increasing from 4.7% at year-end 1999. As of March 31, 2000, both Tolland Bank and Alliance reported regulatory capital ratios consistent with the "well capitalized" regulatory classification.


ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See discussion and analysis of quantitative and qualitative disclosures about market risk provided in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed March 30, 2000. There have been no material changes in reported market risks faced by the Company since the end of 1999. See also the discussion of Interest Rate Sensitivity in Item 2 of this Form 10Q.

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

                  27       Financial Data Schedule

(b) Reports on Form 8-K filed during the quarter ended March 31, 2000. The Company did not file any reports on Form 8-K during the quarter ended March 31, 2000.

Average Balance Sheet and Interest Rates - Fully Taxable Equivalent (FTE)


(dollars in thousands)                                  Average Balance        Rate (FTE Basis)
--------------------------------------------- --- -----------------------------------------------
Quarters ended March 31                               2000            1999      2000        1999
--------------------------------------------- --------------- ------------------------- ---------
Loans                                            $ 193,510       $ 182,652      8.14%       7.81%
Securities available for sale                       56,901          63,498      8.06        7.35
Securities held to maturity                         27,551          14,336      7.87        5.51
Other earning assets                                17,996           7,791      4.60        5.23
--------------------------------------------- --------------- ------------------------- ---------
     Total earning assets                          295,958         268,277      7.89        7.52
Other assets                                        20,190          10,076
--------------------------------------------- --------------- ------------------------- ---------
     Total assets                                $ 316,148       $ 278,353
--------------------------------------------- --------------- ------------------------- ---------
Interest bearing deposits                        $ 227,966       $ 213,334      4.07        4.14
Borrowings                                          39,855          23,610      5.80        5.14
--------------------------------------------- --------------- ------------------------- ---------
Interest bearing liabilities                       267,821         236,944      4.33        4.24
Other liabilities                                   33,289          23,449
Shareholder's equity                                15,038          17,960
--------------------------------------------- --------------- ------------------------- ---------
Total liabilities and equity                     $ 316,148       $ 278,353
--------------------------------------------- --------------- ------------------------- ---------
Net Interest Spread                                                             3.56%       3.28%
Net Interest Margin                                                             3.97%       3.77%


Signatures

Pursuant to the requirements to Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          ALLIANCE BANCORP OF NEW ENGLAND, INC.





  Date:             May 11, 2000          /s/ Joseph H. Rossi
                                          -------------------
                                          Joseph H. Rossi
                                          President/CEO



  Date:             May 11, 2000          /s/ David H. Gonci
                                          ------------------
                                          David H. Gonci
                                          Senior Vice President/CFO