Form 10-Q
period 2000-06-30
ALLIANCE BANCORP OF NEW ENGLAND INC
filed 2000-08-14
CIK 1046002

FORM 10-Q
--------------------------------------------------------------------------------

United States Securities and Exchange Commission
Washington, DC 20549
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
  Exchange Act of 1934
For the Quarterly Period Ended June 30, 2000
Commission File Number 001-13405

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

As of August 3, 2000, Alliance Bancorp of New England had 2,331,100 shares of common stock outstanding.

TABLE OF CONTENTS                                                           Page

Table        Consolidated Selected Financial Data..............................2
Part I       Financial Information
Item 1       Financial Statements
                 Consolidated Balance Sheets...................................3
                 Consolidated Income Statements................................4
                 Consolidated Statements of Changes in Shareholders' Equity....5
                 Consolidated Statements of Cash Flows.........................6
                 Notes to Consolidated Financial Statements....................7
Item 2       Management's Discussion and Analysis
                 of Financial Condition and Results of Operations.............10
                 Special Note Regarding Forward-Looking Statements............10
Item 3       Quantitative and Qualitative Disclosures About Market Risk.......14
Part II      Other Information................................................14
Table        Average Balance Sheet and Interest Rates ........................15
Signatures       .............................................................16

                      Alliance Bancorp of New England, Inc.
                Consolidated Selected Financial Data (Unaudited)


                                                             As of and for the three months     As of and for the six months
                                                                     ended June 30,                    ended June 30,
                                                            -------------------------------- ---------------------------------
                                                                     2000             1999             2000             1999
------------------------------------------------------------------------------------------------------------------------------

For the Quarter (in thousands)
Net interest income                                               $ 2,905          $ 2,521         $ 5,713          $ 4,907
Provision for loan losses                                              55               11             142              136
Service charges and other income                                      413              461             723              883
Net (loss) gain on securities and other assets                        (35)               -              69              154
Non-interest expense                                                2,158            1,961           4,242            3,840
Income before income taxes                                          1,070            1,010           2,121            1,968
Income tax expense                                                    275              279             554              537
Net income                                                          $ 795            $ 731         $ 1,567          $ 1,431
------------------------------------------------------------------------------------------------------------------------------

Per Share
Basic earnings                                                      $ 0.34           $ 0.32          $ 0.68           $ 0.62
Diluted earnings                                                      0.34             0.31            0.67             0.60
Dividends declared                                                    0.07             0.06            0.13             0.11
Book value                                                            6.39             6.98            6.39             6.98
Common stock price:
High                                                                  8.50            12.38            9.25            12.38
Low                                                                   6.88             9.13            6.88             9.13
Close                                                                 7.00            12.31            7.00            12.31
------------------------------------------------------------------------------------------------------------------------------

At Quarter End (in millions)
Total assets                                                       $ 326.2          $ 307.6         $ 326.2          $ 307.6
Total loans                                                          212.7            188.6           212.7            188.6
Other earning assets                                                  91.7            105.2            91.7            105.2
Deposits                                                             266.0            249.0           266.0            249.0
Borrowings                                                            43.7             39.5            43.7             39.5
Shareholders' equity (a)                                              14.9             16.0            14.9             16.0
------------------------------------------------------------------------------------------------------------------------------

Operating Ratios (in percent)
Return on average assets                                              0.98%            1.02%           0.98%            1.02%
Return on average equity                                             20.26            17.74           20.44            16.62
Equity % total assets (period end)                                    4.57             5.21            4.57             5.21
Net interest spread (fully taxable equivalent)                        3.60             3.40            3.58             3.34
Net interest margin (fully taxable equivalent)                        4.02             3.86            4.00             3.82
Dividend payout ratio                                                20.42            18.84           19.21            17.64
------------------------------------------------------------------------------------------------------------------------------


(a) Shareholders' equity includes accumulated other comprehensive income (loss), which consists of unrealized gains (losses) on investment securities, net of taxes.

                      Alliance Bancorp of New England, Inc.
                     Consolidated Balance Sheets (Unaudited)

(in thousands except share data)                                             June 30,                  December 31,
                                                                               2000                        1999
------------------------------------------------------------------------------------------------------------------------------
Assets
     Cash and due from banks                                                $  10,008                   $  18,584
     Short-term investments                                                    14,994                       4,028
------------------------------------------------------------------------------------------------------------------------------
         Total cash and cash equivalents                                       25,002                      22,612

     Securities available for sale (at fair value)                             51,222                      53,156

     Securities held to maturity                                               25,511                      27,857

     Residential mortgage loans                                                58,321                      54,197
     Commercial mortgage loans                                                 62,860                      52,694
     Other commercial loans                                                    40,673                      34,965
     Consumer loans                                                            33,336                      33,841
     Government guaranteed loans                                               17,509                      15,935
------------------------------------------------------------------------------------------------------------------------------
         Total loans                                                          212,699                     191,632
     Less: Allowance for loan losses                                           (3,350)                     (3,200)
------------------------------------------------------------------------------------------------------------------------------
         Net loans                                                            209,349                     188,432

     Premises and equipment, net                                                5,735                       5,587
     Foreclosed assets, net                                                       131                          53
     Other assets                                                               9,290                       9,240
------------------------------------------------------------------------------------------------------------------------------
         Total assets                                                       $ 326,240                   $ 306,937
------------------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity
     Demand deposits                                                        $  28,236                   $  25,707
     NOW deposits                                                              30,160                      26,120
     Money market deposits                                                     35,620                      35,321
     Savings deposits                                                          46,905                      44,199
     Time deposits                                                            125,106                     120,044
------------------------------------------------------------------------------------------------------------------------------
         Total deposits                                                       266,027                     251,391

     Borrowings                                                                43,707                      39,575
     Other liabilities                                                          1,603                       1,624
------------------------------------------------------------------------------------------------------------------------------
         Total liabilities                                                    311,337                     292,590

     Preferred stock, ( $.01 par value; 100,000 shares
         authorized, none issued)                                                   -                           -
     Common stock, ($.01 par value; authorized 4,000,000
         shares; issued 2,531,699 in 2000
         and 2,509,882 in 1999; outstanding 2,331,100 in 2000
         and 2,309,283 in 1999)                                                    25                          25
     Additional paid-in capital                                                11,516                      11,429
     Retained earnings                                                         12,883                      11,618
     Accumulated other comprehensive loss, net                                 (6,412)                     (5,616)
     Treasury stock (200,599 shares)                                           (3,109)                     (3,109)
-----------------------------------------------------------------------------------------------------------------------------
         Total shareholders' equity                                            14,903                      14,347
------------------------------------------------------------------------------------------------------------------------------
         Total liabilities and shareholders' equity                         $ 326,240                   $ 306,937
------------------------------------------------------------------------------------------------------------------------------


                 See accompanying notes to financial statements

                      Alliance Bancorp of New England, Inc.
                   Consolidated Income Statements (Unaudited)


                                                                  Three Months Ended                 Six Months Ended
                                                                       June 30,                          June 30,
                                                          --------------------------------- ----------------------------------
 (in thousands except share data)                                2000             1999             2000              1999
------------------------------------------------------------------------------------------------------------------------------

Interest Income
     Loans                                                  $   4,095        $   3,569        $   8,024         $   7,112
     Debt securities                                            1,281            1,074            2,568             2,011
     Dividends on equity securities                               274              299              553               588
     Other earning assets                                         326              132              523               224
------------------------------------------------------------------------------------------------------------------------------
         Total interest and dividend income                     5,976            5,074           11,668             9,935
------------------------------------------------------------------------------------------------------------------------------

Interest Expense
     Deposits                                                   2,412            2,197            4,721             4,372
     Borrowings                                                   659              356            1,234               656
------------------------------------------------------------------------------------------------------------------------------
         Total interest expense                                 3,071            2,553            5,955             5,028
------------------------------------------------------------------------------------------------------------------------------
Net Interest Income                                             2,905            2,521            5,713             4,907

Provision For Loan Losses                                          55               11              142               136
------------------------------------------------------------------------------------------------------------------------------
     Net interest income after provision for loan losses        2,850            2,510            5,571             4,771

Non-Interest Income
     Service charges and other income                             413              461              723               883
     Net gain on securities                                         -                -              104               104
     Net (loss) gain on assets                                    (35)               -              (35)               50
------------------------------------------------------------------------------------------------------------------------------
         Total non-interest income                                378              461              792             1,037

Non-Interest Expense
     Compensation and benefits                                  1,178              985            2,294             2,034
     Occupancy                                                    158              176              350               356
     Data processing services and equipment                       283              223              564               459
     Office and insurance                                         110              124              272               247
     Purchased services                                           222              299              385               452
     Other                                                        207              154              377               292
------------------------------------------------------------------------------------------------------------------------------
         Total non-interest expense                             2,158            1,961            4,242             3,840
------------------------------------------------------------------------------------------------------------------------------
     Income before income taxes                                 1,070            1,010            2,121             1,968
     Income tax expense                                           275              279              554               537
------------------------------------------------------------------------------------------------------------------------------
         Net Income                                         $     795        $     731        $   1,567         $   1,431
---------------------------------------------------------------------------------------------------------- -------------------

Per Share Data
     Basic earnings per share                               $    0.34        $    0.32        $    0.68         $    0.62
------------------------------------------------------------------------------------------------------------------------------
     Diluted earnings per share                             $    0.34        $    0.31        $    0.67         $    0.60
------------------------------------------------------------------------------------------------------------------------------

     Average basic shares outstanding                       2,319,854        2,295,286        2,314,521         2,294,699
     Average additional dilutive shares                        35,217           72,326           38,097            74,536
----------------------------------------------------------------------------------------- ------------------------------------
     Average diluted shares outstanding                     2,355,071        2,367,612        2,352,618         2,369,235
------------------------------------------------------------------------------------------------------------------------------


                 See accompanying notes to financial statements

                      Alliance Bancorp of New England, Inc.
                      Consolidated Statements of Changes in
                        Shareholders' Equity (Unaudited)


                                                                                      Accumulated
                                                        Additional                          other                      Total
Six Months ended June 30                      Common       paid-In      Retained    comprehensive     Treasury  Shareholders'
(in thousands except share data)               stock       capital      earnings           income        Stock        equity
---------------------------------------- ------------ ------------------------------------------------------------------------

1999
Balance, December 31, 1998                      $ 25      $ 11,306       $ 9,223         $ 751      $ (3,109)     $ 18,196
Comprehensive income
     Net income                                                            1,431                                     1,431
     Unrealized (loss) on securities,
     net of reclassification adjustment                                                 (3,371)                     (3,371)
                                                                                                               -------------
     Comprehensive income (loss)                                                                                    (1,940)
Dividends declared and paid                                                 (251)                                     (251)
Issuance of shares pursuant to exercise
of stock options                                                24                                                      24
------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1999                          $ 25      $ 11,330      $ 10,403      $ (2,620)     $ (3,109)     $ 16,029
------------------------------------------------------------------------------------------------------------------------------


2000
Balance, December 31, 1999                      $ 25      $ 11,429      $ 11,618      $ (5,616)     $ (3,109)     $ 14,347
Comprehensive income
     Net income                                                            1,567                                     1,567
     Unrealized loss on securities,
     net of reclassification adjustment                                                   (796)                       (796)
                                                                                                               -------------
     Comprehensive income                                                                                              771
Dividends declared and paid                                                 (302)                                     (302)
Issuance of shares pursuant to exercise
of stock options                                                87                                                      87
------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2000                          $ 25      $ 11,516      $ 12,883      $ (6,412)     $ (3,109)     $ 14,903
------------------------------------------------------------------------------------------------------------------------------



Disclosure of reclassification amount
Six months ended June 30 (in thousands)                                                   2000                       1999
------------------------------------------------------------------------------------------------------------------------------
Unrealized holding loss arising during                                                  $ (727)                   $ (3,295)
     the period net of income tax benefit
     of $ 375 and $1,697, respectively
Less reclassification adjustment for
     gains included in net income net of income
     tax expense of $35 and $28, respectively                                              (69)                        (76)
------------------------------------------------------------------------------------------------------------------------------
Net unrealized loss on securities                                                       $ (796)                   $ (3,371)
------------------------------------------------------------------------------------------------------------------------------



                 See accompanying notes to financial statements

                      Alliance Bancorp of New England, Inc.
                Consolidated Statements of Cash Flows (Unaudited)


                                                                                         Six months ended June 30,
                                                                              -----------------------------------------------
(in thousands)                                                                           2000                    1999
------------------------------------------------------------------------------------------------------------------------------
Operating Activities:
     Net income                                                                       $ 1,567                 $ 1,431
     Adjustments to reconcile net income to
     net cash provided by (used in) operating activities:
         Provision for loan losses                                                        142                     136
         Depreciation and amortization                                                    295                     256
         Net investment security gains                                                   (104)                   (104)
         Net asset loss (gain)                                                             35                     (50)
         (Decrease) increase in other liabilities                                         (21)                  1,151
         (Increase) decrease in loans held for sale                                      (877)                  4,286
         (Increase) decrease in other assets                                              633                    (363)
------------------------------------------------------------------------------------------------------------------------------
         Net cash provided by operating activities                                      1,670                   6,743

Investing Activities:
     Securities available for sale:
         Proceeds from amortization and maturities                                      5,498                   7,281
         Proceeds from sales of securities                                                915                   4,852
         Purchases of securities                                                       (4,874)                (32,274)
     Securities held to maturity:
         Proceeds from amortization and maturities                                      1,450                   4,114
     Net increase in loans                                                            (20,321)                 (8,142)
     Increase in foreclosed assets, net                                                   (78)                      -
     Proceeds from the sale of premises and equipment                                       -                     464
     Purchases of premises and equipment                                                 (423)                   (383)
------------------------------------------------------------------------------------------------------------------------------
         Net cash used in investing activities                                        (17,833)                (24,088)

Financing Activities:
     Net increase in interest-bearing deposits                                         12,107                   9,872
     Net increase (decrease) in demand deposits                                         2,529                    (851)
     Net decrease in FHLB advances                                                          -                  12,431
     Net increase in other borrowings                                                   4,132                   3,500
     Stock options exercised                                                               87                      24
     Cash dividends paid                                                                 (302)                   (251)
------------------------------------------------------------------------------------------------------------------------------
         Net cash provided by (used in) financing activities                           18,553                  24,725
------------------------------------------------------------------------------------------------------------------------------

Net Change in Cash and Cash Equivalents                                                 2,390                   7,380


Cash and cash equivalents at beginning of the period                                   22,612                  20,216
------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of the period                                       $ 25,002                $ 27,596
------------------------------------------------------------------------------------------------------------------------------

Supplemental Information On Cash Payments
     Interest expense                                                                 $ 5,956                 $ 4,926
     Income tax expense                                                                   650                     890

Supplemental Information On Non-cash Transactions
     Net loans transferred to foreclosed assets                                            78                       -
     Transfer of held to maturity securities to available for sale                        896                       -



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

The quarterly consolidated financial statements are unaudited. However, in the opinion of Management, all material adjustments, consisting primarily of normal recurring accruals, necessary for a fair presentation of the consolidated financial statements have been included. Operating results for any interim period are not necessarily indicative of results for any other interim period or for the entire year.

Management's Discussion and Analysis of Financial Condition and Results of Operations accompany these consolidated financial statements. These consolidated interim financial statements and notes should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

Tolland Bank provides consumer and commercial banking services from its nine offices located in and around Tolland County, Connecticut. The Bank's deposits are insured up to the applicable limits by The Federal Deposit Insurance Corporation ("FDIC"). Tolland Bank wholly owns Tolland Investment Corporation ("TIC"), a passive investment corporation chartered in Connecticut in 1999 to own and service real estate secured loans purchased from the Bank. The Bank also wholly owns a Connecticut chartered corporation named Asset Recovery Systems, Inc. ("ARS"), which is a foreclosed asset liquidation subsidiary. The consolidated financial statements include Alliance, Trust I, Trust II, Tolland Bank, TIC, and ARS. All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2.  Securities


                                                            Amortized        Unrealized       Unrealized              Fair
June 30, 2000 (in thousands)                                     Cost             Gains           Losses             Value
------------------------------------------------------------------------------------------------------------------------------
Securities available for sale
U.S. Government and agency                                $     5,000       $         9      $      (287)      $     4,722
U.S. Agency mortgage-backed                                     2,236                 -              (64)            2,172
Other debt securities                                          33,841                76           (4,576)           29,341
Marketable equity                                              15,560                 6           (2,562)           13,004
Non-marketable equity                                           1,983                 -                -             1,983
------------------------------------------------------------------------------------------------------------------------------
     Total available for sale                             $    58,620       $        91      $    (7,489)      $    51,222
------------------------------------------------------------------------------------------------------------------------------
Securities held to maturity
U.S. Government and agency                                $     1,980       $         -      $       (17)      $     1,963
U.S. Agency mortgage-backed                                     5,367                 -              (63)            5,304
Other debt securities                                          18,164               158           (1,342)           16,980
------------------------------------------------------------------------------------------------------------------------------
     Total held to maturity                               $    25,511       $       158      $    (1,422)      $    24,247
------------------------------------------------------------------------------------------------------------------------------

                                                          Amortized        Unrealized       Unrealized              Fair
December 31, 1999 (in thousands)                               Cost             Gains           Losses             Value
------------------------------------------------------------------------------------------------------------------------------
Securities available for sale
U.S. Government and agency                                $    6,751        $        -       $     (298)       $    6,453
U.S. Agency mortgage-backed                                    2,936                 -              (52)            2,884
Other debt securities                                         30,991               116           (2,831)           28,276
Marketable equity                                             16,364                87           (2,891)           13,560
Non-marketable equity                                          1,983                 -                -             1,983
------------------------------------------------------------------------------------------------------------------------------
     Total available for sale                             $   59,025        $      203       $   (6,072)       $   53,156
------------------------------------------------------------------------------------------------------------------------------
Securities held to maturity
U.S. Government and agency                                $    1,971        $        -       $       (8)       $    1,963
U.S. Agency mortgage-backed                                    6,752                 1              (80)            6,673
Other debt securities                                         19,134                10             (579)           18,565
------------------------------------------------------------------------------------------------------------------------------
     Total held to maturity                               $   27,857        $       11       $     (667)       $   27,201
------------------------------------------------------------------------------------------------------------------------------


Note 3.  Nonperforming Loans


                                                                                       June 30,            December 31,
(in thousands)                                                                          2000                    1999
----------------------------------------------------------------------------- ----------------------- -----------------------
Total nonaccruing loans                                                                 $ 976                 $ 1,218
Accruing loans past due 90 days or more                                                     -                       -
Impaired loans:
     Impaired loans - valuation allowance required                                        571                     852
     Impaired loans - no valuation allowance required                                     837                     102
----------------------------------------------------------------------------- ----------------------- -----------------------
         Total impaired loans                                                         $ 1,408                   $ 954
     Total valuation allowance on impaired loans                                          254                     280
     Commitments to lend additional funds for impaired loans                                -                       -

Note 4.  Allowance for Loan Losses

                                                                               Six Months Ended        Six Months Ended
                                                                                     June 30,                June 30,
(in thousands)                                                                           2000                    1999
------------------------------------------------------------------------------------------------------------------------------
Balance at beginning of year                                                          $ 3,200                 $ 3,060
Charge-offs                                                                               (53)                    (24)
Recoveries                                                                                 61                      28
Provision for loan losses                                                                 142                     136
------------------------------------------------------------------------------------------------------------------------------
         Balance at end of period                                                     $ 3,350                 $ 3,200
------------------------------------------------------------------------------------------------------------------------------



Note 5.  New Accounting Standards

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that companies record all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The manner in which the companies are to record gains and losses resulting from changes in the values of those derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. For qualifying hedges, the recognition of changes in the value of both the hedge and the hedged item are recorded in earnings in the same period. Changes in the fair value of derivatives that do not qualify for hedge accounting are included in earnings in the period of the change. SFAS 133 also allows a one-time reclassification of held to maturity securities. As amended by SFAS No. 137, this statement is effective for years beginning after June 15, 2000. In June, 2000, the FASB issued SFAS No. 138 which amends certain accounting and reporting standards of SFAS No. 133. This statement is to be adopted concurrently with SFAS No. 133. The Company does not believe that the adoption of this statement will have a material impact on its financial position or results of operations.

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

SUMMARY

Alliance reported an 8.8% increase in earnings for the second quarter ended June 30, 2000, with net income totaling $795 thousand ($.34 per share) compared to $731 thousand ($.31 per share) for the same quarter a year earlier. Net income for the first half of 2000 increased by 9.5% to $1.57 million ($.67 per share) compared to $1.43 million ($.60 per share) in the same period of 1999. Dividends declared were $.13 per share in the first six months of 2000, an 18.1% increase over dividends of $.11 per share declared in the first half of 1999.

Total regular loans increased by $12.1 million in the last quarter, growing at a 26% annualized rate. The majority of this growth replaced lower yielding short term investments, thereby contributing higher net interest income in the current and future quarters. The Company achieved some of its current year goals for loan growth by mid-year, with continuing strong loan demand, primarily in the commercial market.

Several new sales officer appointments were announced in the second quarter. Alliance also launched a new transaction account promotion, achieving growth of $3.6 million in these balances during the second quarter, which resulted in an annualized growth rate in excess of 20% for these low cost deposits. The new offices in Hebron and South Windsor are contributing positively to earnings. Tolland Bank is also moving forward with internet banking initiatives which it plans to bring to the market in the second half of the year. Additionally, during the first quarter, Alliance announced new management assignments to lead sales and service, and was the first local bank to enroll in the SUM network, which provides a surcharge free alternative to larger banks.

Net interest income increased by 15.3% in the second quarter and by 16.4% in the first six months of 2000 compared to 1999, reflecting the growth noted above, along with growth in savings and time deposits. The net interest margin increased to 4.02% in the most recent quarter, compared to 3.86% in the second quarter of 1999. Non-interest income decreased by 18% in the second quarter and by 24% in the first six months of 2000 compared to 1999, primarily due to unusually high loan prepayment fees in 1999. Over these same periods, non-interest expense increased by 10% due to expansion and new offices.

Total assets were $326 million at June 30, 2000, up 6% from year-end 1999, while shareholders' equity totaled $14.9 million, up 4%. Capital remained in excess of all regulatory requirements. During the first quarter of 2000, Alliance placed $3.5 million in 10.875% cumulative trust preferred securities through a wholly owned Delaware subsidiary, Alliance Capital Trust II. All proceeds qualify as regulatory capital, and $3.3 million in proceeds were contributed to Tolland Bank as additional capital surplus.

RESULTS OF OPERATIONS

Net Interest Income: Net interest income increased by $384 thousand (15.3%) in the second quarter and by $806 thousand (16.4%) in the first six months of 2000 compared to 1999. This was primarily due to a 10.7% increase in average earning assets, together with the benefit of an increase in the fully taxable equivalent net interest margin to 4.00% from 3.82% for the first six months of 2000, compared to the same period of 1999.

Average total earning assets grew at an annualized rate of 11.7% and 14.1% during the most recent quarter and first half of 2000, respectively, adjusting for the unusually high level of cash and due from banks at year-end 1999 which was held as part of the Year 2000 contingency plan. As noted above, this was mostly due to the annualized growth rate of loans, primarily reflecting commercial loan growth. While higher interest rates in the first quarter contributed to reduced demand for residential mortgages and consumer loans, Alliance has solicited a mix of variable and fixed rate commercial loans which reflect the ongoing strong business conditions in the Connecticut markets.

The growth in the net interest margin is primarily due to an improvement in the yield on loans to 8.10% in the first half of 2000 compared to 7.83% in the first half of 1999. This primarily reflects the benefit of prime rate increases on commercial and consumer loans which are tied to prime. The prime rate of interest has increased from 7.75% to 9.50% over the 12 months ended June 30, 2000. The yield on short and long term investments also improved due to higher short term interest rates and improved bond market spreads on new purchases. These investment yield improvements largely offset the higher cost of funds resulting from higher rates on maturing time deposit accounts and the higher rate on the second trust preferred security issued by Alliance at the end of the first quarter.

Alliance has maintained a positive one year interest rate gap, including the benefit of $15.0 million in short term investments at June 30, 2000. This interest rate gap has contributed to improved spreads at a time of increases in short term rates and in credit market spreads. Additionally, average transaction account balances have increased by $9.1 million (19.9%) in the most recent quarter compared to the same quarter of last year, including growth of $5.0 million in average demand deposit balances. These low cost funds, primarily sourced from new branches, have also contributed to the improved net interest margin.

Provision for Loan Losses: The provision is made to maintain the allowance for loan losses at a level deemed adequate by management. The provision was $142 thousand in the first half of 2000, compared to $136 thousand in the same period of 1999. The allowance increased to $3.35 million at June 30, 2000, an increase of $150 thousand from $3.2 million at year-end 1999. Please see the later discussion on the Allowance for Loan Losses.

Non-Interest Income: First half service charge and other income decreased by $160 thousand (18.1%) in 2000 compared to 1999 due to unusually high secondary market fees and loan prepayment fees in 1999. Lower demand for residential mortgages due to higher rates also contributed to a decline in secondary market income in 2000. First half results in 2000 also included $210 thousand in miscellaneous other income which was not included in 1999 results. Other income in 2000 included $97 thousand related to interest received on tax refunds and $70 thousand related to an increase in the cash value of bank owned life insurance, which was purchased in the fourth quarter of 1999. Securities gains totaled $104 thousand during the first half of both 2000 and 1999. The gains recorded in 2000 were on one common equity security which had an unusual price increase which was not viewed as sustainable, and the security was therefore sold to take advantage of this situation.

Non-Interest Expense and Tax Expense: Non-interest expense in the second quarter and first half of 2000 increased by $197 thousand (10.0%) and $402 thousand (10.5%), respectively, due to expansion and new offices. Compensation related expense grew by $260 thousand (12.8%) in the first half. Total full-time equivalent staff at June 30, 2000 was 106.75, compared to 94 a year earlier, representing an increase of 13.6% due to new offices and new lending related staff. Compensation expense also included a $125 thousand increase in medical, pension, and bonus related expense. Data processing and equipment expense increased by $105 thousand (22.9%) due to new offices, account growth, and higher computer systems depreciation due to upgrades installed over the last two years. Other expense increases included $78 thousand in marketing related expenses and $52 thousand in higher audit related fees, including fees related to the income tax refund noted above. The first half effective tax rate was 26% and 27% in 2000 and 1999, respectively, including the benefit of the passive investment subsidiary and the dividends received deduction on equity securities.

Comprehensive Income: Comprehensive income includes changes (after tax) in the market valuation of investment securities available for sale. Comprehensive income was $771 thousand in the first half of this year, compared to a loss of $1.94 million in the same period of 1999. Please see the following discussion on investment securities.

FINANCIAL CONDITION

Cash and Cash Equivalents: Total cash and equivalents increased by $2.4 million in 2000. Most short term liquidity at year-end 1999 was held in cash and due from banks in accordance with the Company's Year 2000 contingency plan. As of June 30, 2000, Alliance held $15.0 million in short term investments, pending additional anticipated loan originations in the second half of the year.

Investment Securities: Total investment securities decreased by $4.3 million in 2000, primarily due to the maturity of older, lower yielding structured U.S. agency securities. Investment purchases have decreased in 2000 due to a decision to hold liquid funds in the current rising rate environment, and to a preference for the purchase of government guaranteed loans due to improved market conditions for these instruments. Securities purchased in 2000 totaled $4.9 million, consisting of U.S. government agencies. Proceeds from amortization and maturities totaled $6.9 million, also consisting principally of U.S. government agencies. Security sales totaled $0.9 million, consisting of an equity security which produced the $104 realized gain.

One security was transferred from the held to maturity category to the available for sale category as of June 30, 2000. This security is a trust preferred security issued by a national insurer which was downgraded to a BB rating by Standard and Poors due to recent losses. The original cost of this security was $1.03 million, and the unrealized loss at June 30, 2000 was $610 thousand. Management has no present plans to sell this security, which continues to perform in accordance with its original terms.

At June 30, 2000, securities available for sale included debt securities with a cost basis of $41.1 million and an unrealized loss of $4.8 million (11.7%). This compares to a net unrealized loss of $3.2 million (7.8%) at year-end 1999. The additional unrealized loss includes $476 thousand related to the above mentioned security. It also reflects wider credit market spreads on various securities, including primarily trust preferred securities. At June 30, 2000, equity securities totaled $17.5 million on a cost basis, with a net unrealized loss of $2.5 million (14.6%), compared to a net unrealized loss of $2.9 million (15.8%) at year-end 1999. This improvement was primarily due to higher prices for some utility common equity securities. At June 30, 2000, securities held to maturity totaled $25.5 million and had a fair value of $24.2 million, compared to book and fair values of $27.9 million and $27.2 million at year-end 1999. The additional unrealized loss in held to maturity securities also reflects wider spreads in the market for trust preferred securities. The book value of held to maturity securities is net of a transfer adjustment totaling $3.2 million at June 20, 2000, which was included in accumulated other comprehensive loss. The total net unrealized loss on all investment securities was $10.6 million (12.1%) at the most recent quarter-end, compared to $8.4 million (9.4%) at year-end 1999.

Management has evaluated the portfolio and has determined that there were no situations involving other-than-temporary impairment of the carrying value of the securities at June 30, 2000. The total book value of securities adversely classified by the company was $2.0 million at June 30, 2000. Management believes that the unrealized losses substantially relate to changes in capital markets rather than changes in the ongoing earnings and financial condition fundamentals of the securities issuers. Additional unrealized gains or losses may result if there are further capital markets changes. Management anticipates that the securities portfolio will continue to contribute satisfactorily to the Company's earnings and risk management objectives. The securities portfolio is closely monitored. The Company also monitors the effect of unrealized equities losses in regulatory capital (see later Capital Resources section).

Total Loans: Total loans increased by $21.1 million (11.0%) during 2000, compared to year-end 1999. Increases were recorded in all categories except consumer loans. As previously noted, most of the increase was in commercial loans, which increased by $15.9 million. Nearly all of this increase was in real estate secured loans originated by the Bank in central Connecticut. About $10.5 million of the increase was in loans with a medium term adjustable rate, typically five year ARMs resetting at a spread of 250 - 300 basis points over the Federal Home Loan Bank borrowing rate, and a final maturity of 10 years. Most of the rest of the increase in commercial loans was in construction related loans, including subdivisions, hotels, and other commercial properties. Most construction loans are backed by permanent takeouts, including some takeout commitments provided by the bank. Residential mortgage loans increased by $4.1 million in 2000. While residential mortgage originations have declined in 2000 due to higher interest rates, a greater portion has been retained by the bank instead of being sold in the secondary markets.

Nonperforming Assets: Nonaccruing loans totaled $976 thousand at June 30, 2000 million, compared to $1.218 million at year-end 1999. Including foreclosed assets, total nonperforming assets measured 0.33% of total assets at June 30, 2000, compared to 0.44% at year-end 1999.

Allowance for Loans Losses: The allowance totaled $3.35 million (1.57% of total loans) at June 30, 2000, compared to 1.67% of total loans at year-end 1999. For the first half of 2000, gross chargeoffs totaled $53 thousand and gross recoveries totaled $61 thousand. The allowance measured 343% of nonaccruing loans at the most recent quarter end. Impaired loans totaled $1.4 million at June 30, 2000, compared to $1.0 million at year-end 1999. The valuation allowance on impaired loans was $254 thousand compared to $280 thousand at the same dates, respectively. The unallocated portion of the allowance stood at $621 thousand at June 30, 2000 (18.5% of the total allowance), compared to $467 thousand (14.6% of the total) at year-end 1999. Total loans adversely classified by the bank were $2.2 million at June 30, 2000, compared to $2.7 million at year-end 1999.

Deposits and Borrowings: Total deposits increased by $14.6 million (5.8%) in the first half of 2000. The balance increased in all categories, reflecting ongoing promotions and the contribution of new offices opened in 1999. The average balance of transaction accounts increased by $2.2 million (3.7%) in the second quarter of 2000, compared to the fourth quarter of 1999. Savings account growth has benefited from promotions offered in new offices. Time deposit growth benefited from pricing promotions of accounts with maturities in the 2-3 year period in anticipation of interest rate increases. Borrowings increased primarily due to the issuance of the $3.5 million capital trust security previously mentioned. This brings total outstanding capital trust obligations to $7.0 million.

Interest Rate Sensitivity: The one year interest rate gap decreased to $12 million (3.9% of total earning assets), compared to $18.0 million (6.5% of earning assets, adjusted for Year 2000 liquidity) at year-end 1999. Alliance has attempted to maintain a positive one year gap, utilizing time account growth in the 1-3 year maturity range to fund variable rate assets, in order to benefit from improved spreads based on anticipated increases in interest rates. Alliance continues to monitor its interest rate sensitivity in accordance with established policy limits. These limits are unchanged in 2000 and the Company has remained within its policy limits. The one year interest rate gap reached a high of 9% of earning assets, near the limit of 10%, at March 31, 2000 but has declined as anticipated due to loan originations in the second quarter. The one year gap totaled $28 million at March 31, 2000, including the benefit of a $10 million interest rate swap which matures in June, 2001 which therefore fell within the one year time horizon at June 30, 2000.

Liquidity and Cash Flows: The Bank's primary use of funds during 2000 has been the origination of new loans. The primary sources of funds were deposit growth and the issuance of the trust preferred security. Borrowings, time deposits, and money market accounts are the primary sources of liquidity for additional balance sheet growth. Short term investments, securities available for sale, and government guaranteed loan certificates provide additional sources of liquidity. The Company's primary source of funds is dividends from the Bank, and its primary use of funds is dividends to shareholders and to trust preferred security holders.

Capital Resources: During the first half of 2000, shareholders' equity increased by $0.6 million (3.9%) to $14.9 million, reflecting the contribution of retained earnings and other comprehensive income. Excluding accumulated other comprehensive income, return on average equity measured 15.3% in the most recent quarter, and 15.1% for the first half of 2000. Total equity measured 4.57% of assets at June 30, 2000, compared to 4.7% at year-end 1999. Book value per share was $6.39 and $6.21 on the same dates, respectively. As of June 30, 2000, both Tolland Bank and Alliance reported regulatory capital ratios consistent with the "well capitalized" regulatory classification. The dividend payout ratio measured 19.21% for the first six months of 2000. Average diluted shares outstanding decreased by 18,869 shares for the first six months of 2000 compared to fiscal year-end 1999 due to a decrease in the average share price.


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

             (b)  Reports on Form 8-K filed during the quarter ended
                  June 30, 2000.
                  i. On April 10, 2000, the Company filed a report on Form 8-K reporting, under Item 5, that it had issued $3.5 million in Trust Preferred Securities through a wholly owned subsidiary, Alliance Capital Trust II.

Average Balance Sheet and Interest Rates - Fully Taxable Equivalent (FTE)



(dollars in thousands)                                  Average Balance                        Rate (FTE Basis)
------------------------------------------------------------------------------------------------------------------------------
Quarters ended June 30                                2000            1999                      2000        1999
------------------------------------------------------------------------------------------------------------------------------
Loans                                            $ 203,730       $ 183,624                      8.06%       7.80%
Securities available for sale                       55,267          67,341                      8.04        7.98
Securities held to maturity                         26,851          12,281                      7.90        5.54
Other earning assets                                18,800          10,926                      7.73        4.85
------------------------------------------------------------------------------------------------------------------------------
     Total earning assets                          304,648         274,172                      8.07        7.60
Other assets                                        20,584          12,308
------------------------------------------------------------------------------------------------------------------------------
     Total assets                                $ 325,232       $ 286,480
------------------------------------------------------------------------------------------------------------------------------
Interest bearing deposits                        $ 233,319       $ 217,535                      4.16        4.05
Borrowings                                          43,008          26,888                      6.16        5.31
------------------------------------------------------------------------------------------------------------------------------
Interest bearing liabilities                       276,327         244,423                      4.47        4.20
Other liabilities                                   33,116          25,603
Shareholder's equity                                15,789          16,454
------------------------------------------------------------------------------------------------------------------------------
Total liabilities and equity                     $ 325,232       $ 286,480
------------------------------------------------------------------------------------------------------------------------------
Net Interest Spread                                                                             3.60%       3.40%
Net Interest Margin                                                                             4.02%       3.86%



(dollars in thousands)                                  Average Balance                        Rate (FTE Basis)
------------------------------------------------------------------------------------------------------------------------------
Six months ended June 30                              2000            1999                      2000        1999
------------------------------------------------------------------------------------------------------------------------------
Loans                                            $ 198,620       $ 183,111                      8.10%       7.83%
Securities available for sale                       56,084          65,546                      8.16        7.68
Securities held to maturity                         27,201          13,303                      7.88        5.52
Other earning assets                                18,397           9,397                      6.20        4.79
------------------------------------------------------------------------------------------------------------------------------
     Total earning assets                          300,302         271,357                      7.98        7.55
Other assets                                        20,388          11,198
------------------------------------------------------------------------------------------------------------------------------
     Total assets                                $ 320,690       $ 282,555
------------------------------------------------------------------------------------------------------------------------------
Interest bearing deposits                        $ 230,642       $ 215,446                      4.12        4.09
Borrowings                                          41,432          25,258                      5.99        5.23
------------------------------------------------------------------------------------------------------------------------------
Interest bearing liabilities                       272,074         240,704                      4.40        4.21
Other liabilities                                   33,203          24,648
Shareholder's equity                                15,413          17,203
------------------------------------------------------------------------------------------------------------------------------
Total liabilities and equity                     $ 320,690       $ 282,555
------------------------------------------------------------------------------------------------------------------------------
Net Interest Spread                                                                             3.58%       3.34%
Net Interest Margin                                                                             4.00%       3.82%

Signatures

         Pursuant to the requirements to Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ALLIANCE BANCORP OF NEW ENGLAND, INC.





         Date:       August 10, 2000       /s/ Joseph H. Rossi
                                           -------------------
                                           Joseph H. Rossi
                                           President/CEO



         Date:       August 10, 2000       /s/ David H. Gonci
                                           ------------------
                                           David H. Gonci
                                           Senior Vice President/CFO