Form 10-Q
period 2000-09-30
ALLIANCE BANCORP OF NEW ENGLAND INC
filed 2000-11-14
CIK 1046002

FORM 10-Q
--------------------------------------------------------------------------------

United States Securities and Exchange Commission
Washington, DC 20549
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2000
Commission File Number 001-13405

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

As of November 10, 2000, Alliance Bancorp of New England had 2,331,100 shares of common stock outstanding.

TABLE OF CONTENTS                                                                            Page
Table         Consolidated Selected Financial Data..............................................2
Part I        Financial Information
Item 1        Financial Statements
                  Consolidated Balance Sheets...................................................3
                  Consolidated Income Statements................................................4
                  Consolidated Statements of Changes in Shareholders' Equity....................5
                  Consolidated Statements of Cash Flows.........................................6
                  Notes to Consolidated Financial Statements....................................7
Item 2        Management's Discussion and Analysis
                  of Financial Condition and Results of Operations.............................10
                  Special Note Regarding Forward-Looking Statements............................10
Item 3        Quantitative and Qualitative Disclosures About Market Risk.......................14
Part II       Other Information................................................................14
Table         Average Balance Sheet and Interest Rates ........................................16
Signatures        .............................................................................17




Alliance Bancorp of New England, Inc.        1              Third Quarter, 2000

                      Alliance Bancorp of New England, Inc.
                Consolidated Selected Financial Data (Unaudited)

                                                         As of and for the three months   As of and for the nine months
                                                               ended September 30,              ended September 30,
                                                         -----------------------------------------------------------
                                                                 2000          1999          2000          1999
--------------------------------------------------------------------------------------------------------------------
For the Quarter (in thousands)
Net interest income                                            $ 3,144        $ 2,639       $ 8,857        $ 7,545
Provision for loan losses                                           92             17           234            153
Service charges and other income                                   352            297         1,076          1,181
Net (loss) gain on securities and other assets                     (84)            42           (15)           195
Non-interest expense                                             2,168          1,942         6,411          5,781
Income before income taxes                                       1,152          1,019         3,273          2,987
Income tax expense                                                 338            281           892            818
Net income                                                       $ 814          $ 738       $ 2,381        $ 2,169
--------------------------------------------------------------------------------------------------------------------

Per Share
Basic earnings                                                  $ 0.35         $ 0.32        $ 1.03         $ 0.95
Diluted earnings                                                  0.34           0.31          1.01           0.92
Dividends declared                                                0.07           0.06          0.20           0.17
Book value                                                        6.96           6.68          6.96           6.68
Common stock price:
High                                                              9.38          12.75          9.38          12.75
Low                                                               6.50           9.50          6.50           9.13
Close                                                             9.13          10.13          9.13          10.13
--------------------------------------------------------------------------------------------------------------------

At Quarter End (in millions)
Total assets                                                   $ 340.9       $ 310.5        $ 340.9        $ 310.5
Total loans                                                      221.7         187.2          221.7          187.2
Other earning assets                                              96.9         107.3           96.9          107.3
Deposits                                                         272.5         244.5          272.5          244.5
Borrowings                                                        50.1          46.5           50.1           46.5
Shareholders' equity (a)                                          16.2          15.4           16.2           15.4
--------------------------------------------------------------------------------------------------------------------

Operating Ratios (in percent)
Return on average assets                                          0.97%          0.95%         0.97%          1.00%
Return on average equity                                         21.18          18.06         20.69          17.19
Equity % total assets (period end)                                4.76           4.95          4.76           4.95
Net interest spread (fully taxable equivalent)                    3.70           3.33          3.62           3.34
Net interest margin (fully taxable equivalent)                    4.15           3.79          4.05           3.81
Dividend payout ratio                                            20.05          18.66         19.49          17.99
--------------------------------------------------------------------------------------------------------------------

(a) Shareholders' equity includes accumulated other comprehensive income (loss), which consists of unrealized gains (losses) on investment securities, net of taxes.



Alliance Bancorp of New England, Inc.        2              Third Quarter, 2000

                      Alliance Bancorp of New England, Inc.
                     Consolidated Balance Sheets (Unaudited)

(in thousands except share data)                                     September 30,            December 31,
                                                                              2000                    1999
-------------------------------------------------------------------------------------------------------------
Assets
     Cash and due from banks                                             $  11,003               $  18,584
     Short-term investments                                                 22,001                   4,028
-------------------------------------------------------------------------------------------------------------
         Total cash and cash equivalents                                    33,004                  22,612

     Securities available for sale (at fair value)                          50,232                  53,156

     Securities held to maturity                                            24,612                  27,857

     Residential mortgage loans                                             59,121                  54,197
     Commercial mortgage loans                                              67,170                  52,694
     Other commercial loans                                                 41,902                  34,965
     Consumer loans                                                         33,658                  33,841
     Government guaranteed loans                                            19,873                  15,935
-------------------------------------------------------------------------------------------------------------
         Total loans                                                       221,724                 191,632
     Less: Allowance for loan losses                                        (3,450)                 (3,200)
-------------------------------------------------------------------------------------------------------------
         Net loans                                                         218,274                 188,432

     Premises and equipment, net                                             5,759                   5,587
     Foreclosed assets, net                                                     78                      53
     Other assets                                                            8,943                   9,240
-------------------------------------------------------------------------------------------------------------
         Total assets                                                    $ 340,902               $ 306,937
-------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity
     Demand deposits                                                     $  30,805               $  25,707
     NOW deposits                                                           29,843                  26,120
     Money market deposits                                                  34,906                  35,321
     Savings deposits                                                       44,759                  44,199
     Time deposits                                                         132,181                 120,044
-------------------------------------------------------------------------------------------------------------
         Total deposits                                                    272,494                 251,391

     Borrowings                                                             50,111                  39,575
     Other liabilities                                                       2,081                   1,624
-------------------------------------------------------------------------------------------------------------
         Total liabilities                                                 324,686                 292,590

     Preferred stock, ($.01 par value; 100,000 shares
         authorized, none issued)                                                -                       -
     Common stock, ($.01 par value; authorized 4,000,000
         shares; issued 2,531,699 in 2000
         and 2,509,882 in 1999; outstanding 2,331,100 in 2000
         and 2,309,283 in 1999)                                                 25                      25
     Additional paid-in capital                                             11,516                  11,429
     Retained earnings                                                      13,533                  11,618
     Accumulated other comprehensive loss, net                              (5,749)                 (5,616)
     Treasury stock (200,599 shares)                                        (3,109)                 (3,109)
-------------------------------------------------------------------------------------------------------------
         Total shareholders' equity                                         16,216                  14,347
-------------------------------------------------------------------------------------------------------------
         Total liabilities and shareholders' equity                      $ 340,902               $ 306,937
-------------------------------------------------------------------------------------------------------------

Alliance Bancorp of New England, Inc.                       Third Quarter, 2000
See accompanying notes to financial statements

                      Alliance Bancorp of New England, Inc.
                   Consolidated Income Statements (Unaudited)

                                                              Three Months Ended           Nine Months Ended
                                                                 September 30,               September 30,
                                                         ----------------------------------------------------------
(in thousands except share data)                             2000         1999            2000          1999
-------------------------------------------------------------------------------------------------------------------
Interest Income
     Loans                                               $   4,647     $   3,716      $  12,671      $ 10,828
     Debt securities                                         1,258         1,263          3,826         3,274
     Dividends on equity securities                            273           303            826           892
     Other earning assets                                      289           194            812           417
-------------------------------------------------------------------------------------------------------------------
         Total interest and dividend income                  6,467         5,476         18,135        15,411
-------------------------------------------------------------------------------------------------------------------

Interest Expense
     Deposits                                                2,604         2,241          7,325         6,614
     Borrowings                                                719           596          1,953         1,252
-------------------------------------------------------------------------------------------------------------------
         Total interest expense                              3,323         2,837          9,278         7,866
-------------------------------------------------------------------------------------------------------------------
                                                             3,144         2,639          8,857         7,545
Net Interest Income

Provision For Loan Losses                                       92            17            234           153
-------------------------------------------------------------------------------------------------------------------
     Net interest income after provision for loan losses     3,052         2,622          8,623         7,392

Non-Interest Income
     Service charges and other income                          352           297          1,076         1,181
     Net (loss) gain on securities                             (84)          (19)            20            84
     Net (loss) gain on assets                                   -            61            (35)          111
-------------------------------------------------------------------------------------------------------------------
         Total non-interest income                             268           339          1,061         1,376

Non-Interest Expense
     Compensation and benefits                               1,205         1,031          3,499         3,013
     Occupancy                                                 175           193            525           549
     Data processing services and equipment                    322           232            886           690
     Office and insurance                                      128           139            400           386
     Purchased services                                        178           191            564           643
     Other                                                     160           156            537           500
-------------------------------------------------------------------------------------------------------------------
         Total non-interest expense                          2,168         1,942          6,411         5,781
-------------------------------------------------------------------------------------------------------------------
     Income before income taxes                              1,152         1,019          3,273         2,987
     Income tax expense                                        338           281            892           818
-------------------------------------------------------------------------------------------------------------------
         Net Income                                      $     814     $     738      $   2,381      $  2,169
-------------------------------------------------------------------------------------------------------------------

Per Share Data
     Basic earnings per share                            $    0.35     $    0.32      $    1.03      $   0.95
-------------------------------------------------------------------------------------------------------------------
     Diluted earnings per share                          $    0.34     $    0.31      $    1.01      $   0.92
-------------------------------------------------------------------------------------------------------------------

     Average basic shares outstanding                    2,331,100     2,296,254      2,320,193     2,295,295
     Average additional dilutive shares                     38,243        75,195         37,728        73,141
-------------------------------------------------------------------------------------------------------------------
     Average diluted shares outstanding                  2,369,343     2,371,449      2,357,921     2,368,436
-------------------------------------------------------------------------------------------------------------------

Alliance Bancorp of New England, Inc.                       Third Quarter, 2000
See accompanying notes to financial statements

                      Alliance Bancorp of New England, Inc.
     Consolidated Statements of Changes in Shareholders' Equity (Unaudited)

                                                                                      Accumulated
                                                        Additional                          other                     Total
Nine Months ended September 30                Common       paid-In      Retained    comprehensive    Treasury  shareholders'
(in thousands except share data)               stock       capital      earnings    income (loss)       stock        equity
---------------------------------------------------------------------------------------------------------------------------
1999
Balance, December 31, 1998                      $ 25      $ 11,306     $   9,223      $    751      $ (3,109)     $ 18,196
Comprehensive income
     Net income                                                            2,169                                     2,169
     Unrealized loss on securities,
     net of reclassification adjustment                                                 (4,664)                     (4,664)
                                                                                                               ------------
     Comprehensive loss                                                                                             (2,495)
Dividends declared and paid                                                 (389)                                     (389)
Issuance of shares pursuant to exercise
of stock options                                                59                                                      59
---------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1999                     $ 25      $ 11,365      $ 11,003      $ (3,913)     $ (3,109)     $ 15,371
---------------------------------------------------------------------------------------------------------------------------

2000
Balance, December 31, 1999                      $ 25      $ 11,429     $  11,618      $ (5,616)     $ (3,109)     $ 14,347
Comprehensive income
     Net income                                                            2,381                                     2,381
     Unrealized loss on securities,
     net of reclassification adjustment                                                   (133)                       (133)
                                                                                                               ------------
     Comprehensive loss                                                                                              2,248
Dividends declared and paid                                                 (466)                                     (466)
Issuance of shares pursuant to exercise
of stock options                                                87                                                      87
---------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2000                     $ 25      $ 11,516     $  13,533      $ (5,749)     $ (3,109)     $ 16,216
---------------------------------------------------------------------------------------------------------------------------

Disclosure of reclassification amount
Nine  months ended September 30 (in thousands)                                            2000                       1999
---------------------------------------------------------------------------------------------------------------------------
Unrealized holding loss arising during                                                $   (120)                   $ (4,609)
     the period net of income tax benefit
     of $65 and $2,374, respectively
Less reclassification adjustment for
     gains included in net income, net of income
     tax expense of $7 and $29, respectively                                               (13)                        (55)
---------------------------------------------------------------------------------------------------------------------------
Net unrealized loss on securities                                                     $   (133)                   $ (4,664)
---------------------------------------------------------------------------------------------------------------------------

Alliance Bancorp of New England, Inc.                       Third Quarter, 2000
See accompanying notes to financial statements

                      Alliance Bancorp of New England, Inc.
                Consolidated Statements of Cash Flows (Unaudited)

                                                                                Nine months ended September 30,
                                                                            -----------------------------------
(in thousands)                                                                      2000              1999
---------------------------------------------------------------------------------------------------------------
Operating Activities:
     Net income                                                                   $ 2,381           $ 2,169
     Adjustments to reconcile net income to
     net cash provided by (used in) operating activities:
         Provision for loan losses                                                    234               153
         Depreciation and amortization                                                446               208
         Net investment security gains                                                (20)              (84)
         Net asset loss (gain)                                                         35              (111)
         Increase in other liabilities                                                457             2,357
         (Increase) decrease in loans held for sale                                  (315)            4,698
         Decrease (increase) in other assets                                           40              (585)
---------------------------------------------------------------------------------------------------------------
         Net cash provided by operating activities                                  3,258             8,805

Investing Activities:
     Securities available for sale:
         Proceeds from amortization and maturities                                  6,863             7,429
         Proceeds from sales of securities                                          2,302             5,355
         Purchases of securities                                                   (5,172)          (39,098)
     Securities held to maturity:
         Proceeds from amortization and maturities                                  2,265             5,376
     Net increase in loans                                                        (29,908)           (7,208)
     (Increase) decrease in foreclosed assets, net                                    (25)               26
     Proceeds from the sale of premises and equipment                                   -               525
     Purchases of premises and equipment                                             (451)           (1,465)
---------------------------------------------------------------------------------------------------------------
         Net cash used in investing activities                                    (24,126)          (29,060)

Financing Activities:
     Net increase in interest-bearing deposits                                     16,005             3,443
     Net increase in demand deposits                                                5,098             1,030
     Net increase in FHLB advances                                                  6,000            16,394
     Net increase in other borrowings                                               4,536             6,500
     Stock options exercised                                                           87                59
     Cash dividends paid                                                             (466)             (389)
---------------------------------------------------------------------------------------------------------------
         Net cash provided by financing activities                                 31,260            27,037
---------------------------------------------------------------------------------------------------------------
                                                                                   10,392             6,782
Net Change in Cash and Cash Equivalents

Cash and cash equivalents at beginning of the period                               22,612            20,216
---------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of the period                                   $ 33,004          $ 26,998
---------------------------------------------------------------------------------------------------------------

Supplemental Information On Cash Payments
     Interest expense                                                             $ 8,968           $ 7,520
     Income tax expense                                                             1,002               890

Supplemental Information On Non-cash Transactions
     Net loans transferred to foreclosed assets                                        78                54
     Transfer of securities from held to maturity to available for sale             1,030                 -
     Transfer of securities from available for sale to held to maturity                 -            18,688


Alliance Bancorp of New England, Inc.                       Third Quarter, 2000
See accompanying notes to financial statements

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

Alliance Bancorp of New England, Inc.                       Third Quarter, 2000

Note 2.  Securities

                                                       Amortized     Unrealized     Unrealized            Fair
September 30, 2000 (in thousands)                           Cost          Gains         Losses           Value
----------------------------------------------------------------------------------------------------------------
Securities available for sale
U.S. Government and agency                           $     5,000    $        31    $      (200)    $     4,831
U.S. Agency mortgage-backed                                2,027              -            (55)          1,972
Other debt securities                                     32,596             78         (4,189)         28,485
Marketable equity                                         14,178            126         (1,641)         12,663
Non-marketable equity                                      2,281              -              -           2,281
----------------------------------------------------------------------------------------------------------------
     Total available for sale                        $    56,082    $       235    $    (6,085)    $    50,232
----------------------------------------------------------------------------------------------------------------
Securities held to maturity
U.S. Government and agency                           $     1,985    $         -    $        (5)    $     1,980
U.S. Agency mortgage-backed                                4,457              1            (43)          4,415
Other debt securities                                     18,170            181         (1,293)         17,058
----------------------------------------------------------------------------------------------------------------
     Total held to maturity                          $    24,612    $       182    $    (1,341)    $    23,453
----------------------------------------------------------------------------------------------------------------

                                                     Amortized     Unrealized     Unrealized            Fair
December 31, 1999 (in thousands)                          Cost          Gains         Losses           Value
----------------------------------------------------------------------------------------------------------------
Securities available for sale
U.S. Government and agency                           $    6,751     $        -     $     (298)     $    6,453
U.S. Agency mortgage-backed                               2,936              -            (52)          2,884
Other debt securities                                    30,991            116         (2,831)         28,276
Marketable equity                                        16,364             87         (2,891)         13,560
Non-marketable equity                                     1,983              -              -           1,983
----------------------------------------------------------------------------------------------------------------
     Total available for sale                        $   59,025     $      203     $   (6,072)     $   53,156
----------------------------------------------------------------------------------------------------------------
Securities held to maturity
U.S. Government and agency                           $    1,971     $        -     $       (8)     $    1,963
U.S. Agency mortgage-backed                               6,752              1            (80)          6,673
Other debt securities                                    19,134             10           (579)         18,565
----------------------------------------------------------------------------------------------------------------
     Total held to maturity                          $   27,857     $       11     $     (667)     $   27,201
----------------------------------------------------------------------------------------------------------------

Note 3.  Nonperforming Loans


(in thousands)                                                          September 30,         December 31,
                                                                                 2000                 1999
------------------------------------------------------------------------------------------------------------
Total nonaccruing loans                                                         $ 768              $ 1,218
Accruing loans past due 90 days or more                                             -                    -
Impaired loans:
     Impaired loans - valuation allowance required                              1,181                  852
     Impaired loans - no valuation allowance required                             248                  102
------------------------------------------------------------------------------------------------------------
         Total impaired loans                                                 $ 1,429                $ 954
     Total valuation allowance on impaired loans                                  151                  280
     Commitments to lend additional funds for impaired loans                        -                    -


Alliance Bancorp of New England, Inc.                        Third Quarter, 2000

Note 4.  Allowance for Loan Losses

                                                                   Nine Months Ended    Nine Months Ended
                                                                     September 30,        September 30,
(in thousands)                                                                2000                 1999
---------------------------------------------------------------------------------------------------------------
Balance at beginning of year                                               $ 3,200              $ 3,060
Charge-offs                                                                    (53)                 (95)
Recoveries                                                                      69                   32
Provision for loan losses                                                      234                  153
---------------------------------------------------------------------------------------------------------------
         Balance at end of period                                          $ 3,450              $ 3,150
---------------------------------------------------------------------------------------------------------------


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

In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", a replacement of SFAS No. 125. SFAS 140 addresses implementation issues that were identified in applying SFAS No. 125. This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125 provisions without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. This statement is to be applied prospectively with certain exceptions. Other than those exceptions, early or retroactive application is not permitted. Management does not expect the adoption of SFAS No. 140 to have a material effect on the Company's financial position or results of operations.


Alliance Bancorp of New England, Inc.                        Third Quarter, 2000

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

SUMMARY

Alliance reported a 10.3% increase in earnings for the third quarter ended September 30, 2000, with net profit totaling $814 thousand compared to $738 thousand a year earlier. Quarterly earnings per share increased to $.34 compared to $.31 a year earlier, on a diluted basis.

Net income for the first nine months of 2000 totaled $2.38 million, a 9.8% increase over net income of $2.17 million in the same period of 1999. Nine month earnings per share increased to $1.01 compared to $.92 a year earlier, on a diluted basis.

Alliance also announced an increase in the quarterly cash dividend to 7.5 cents per share from 7.0 cents per share. Together with the increase in the first quarter, the total increase in the quarterly dividend this year measures 25%.

Total assets increased to $341 million from $307 million in the nine months ended September 30, 2000. This increase has been propelled by a 20.9% annualized increase in total loans, which produced a 19.1% year-to-year increase in third quarter net interest income.

During the most recent quarter, Tolland Bank also introduced TBK Online, its internet banking service for both consumer and commercial customers. The Bank's commercial service offers high end cash management tools and is unmatched by locally based institutions.

Net interest income on a year-to-date basis increased by 17.4%, and the net interest margin improved strongly to 4.15% in the most recent quarter, compared to 3.79% in the third quarter of 1999. This improvement was primarily due to growth in loans and to an increase in the average yield on loans due to higher interest rates. Loan growth has been most pronounced in commercial loans, which have increased at a 32.6% annualized rate during the first nine months of 2000. This growth reflects strong economic conditions and ongoing business development efforts. Year-to-date net interest income increased by $1.31 million, while fee and service charge income decreased by $105 thousand (8.9%), due primarily to unusually high loan prepayment fees in 1999. Year-to-date non-interest expense increased by $630 thousand (10.9%) due to expansion and new offices.

Total deposits increased at an 11.2% annualized rate during the most recent nine months, with growth concentrated in transactions accounts and time deposits. This growth reflects the contribution of new offices and ongoing marketing promotions. In addition to the $21 million of deposit growth, borrowings also increased by $11 million. These sources funded loan growth and a $10 million


Alliance Bancorp of New England, Inc.                        Third Quarter, 2000
increase in cash and equivalents, with short term investments totaling $22 million as of September 30, 2000. Medium term time accounts and borrowings have been used to fund fixed rate loan growth, and higher liquidity is being maintained in anticipation of additional growth and interest rate increases. Nonperforming assets totaled $0.8 million (0.25% of assets) at September 30, 2000, decreased from $1.3 million (0.42% of assets) at year-end 1999. Shareholders' equity increased at a 17.4% annualized rate for the most recent nine months, and book value per share totaled $6.96 at September 30, 2000. The Company's capital remains in excess of all regulatory requirements. During the first quarter of 2000, Alliance placed $3.5 million in 10.875% cumulative trust preferred securities through a wholly owned Delaware subsidiary, Alliance Capital Trust II. All proceeds qualify as regulatory capital, and $3.3 million in proceeds were contributed to Tolland Bank as additional capital surplus.

Net Interest Income: Net interest income increased by $505 thousand (19.1%) in the third quarter and by $1.312 million (17.4%) in the first nine months of 2000 compared to 1999. This was primarily due to a 9.7% increase in average earning assets, together with the benefit of an increase in the fully taxable equivalent net interest margin to 4.05% from 3.81% for the first nine months of 2000, compared to the same period of 1999.

As noted above, the growth in earning assets was mostly due to loan growth, primarily reflecting commercial loan growth. While higher interest rates in 2000 contributed to reduced demand for residential mortgages and consumer loans, Alliance has solicited a mix of variable and fixed rate commercial loans which reflect the ongoing strong business conditions in the Connecticut markets.

The growth in the net interest margin is primarily due to an improvement in the yield on loans to 8.25% in the first nine months of 2000 compared to 7.81% in the first nine months of 1999. This primarily reflects the benefit of prime rate increases on commercial and consumer loans which are tied to prime. The prime rate of interest has increased from 7.75% to 9.50% over the 15 months ended September 30, 2000. The yield on short and long term investments also improved due to higher short term interest rates and improved bond market spreads on new purchases. These investment yield improvements largely offset the higher cost of funds resulting from higher rates on the renewal of maturing time deposit accounts and the higher rate on the second trust preferred security issued by Alliance at the end of the first quarter.

Alliance has maintained a positive one year interest rate gap, including the benefit of $22.0 million in short term investments at September 30, 2000. This interest rate gap has contributed to improved spreads at a time of increases in short term rates and in credit market spreads. Additionally, average transaction account balances have increased by $10.7 million (21.7%) in the most recent quarter compared to the same quarter of last year, including growth of $5.5 million in average demand deposit balances. These low cost funds, primarily sourced from new branches, have also contributed to the improved net interest margin. The balance of $22.0 million in short term investments at September 30, 2000 was available for reinvestment in higher yielding loans and investments in future periods.

Provision for Loan Losses: The provision is made to maintain the allowance for loan losses at a level deemed adequate by management. The provision was $92 thousand in the most recent quarter, compared to $17 thousand in the same quarter of 1999. The provision was $234 thousand in the first nine months of 2000, compared to $153 thousand in the same period of 1999. The allowance increased to $3.45 million at September 30, 2000, an increase of $250 thousand from $3.2 million at year-end 1999. Please see the later discussion on the Allowance for Loan Losses.

Non-Interest Income: Third quarter service charge and other income was $352 thousand, compared to $297 thousand for the same quarter of 1999. The most recent quarter included a $34 thousand increase in the cash value of bank owned life insurance, which was purchased in the fourth quarter of 1999. Year-to-date service charge and other income decreased by $105 thousand (8.9%) in 2000 compared to 1999 due to unusually high secondary market fees and loan prepayment fees in 1999. Lower demand for residential mortgages due to higher rates also contributed to a decline in secondary market income in 2000. Year-to-date results in 2000 also included $235 thousand in miscellaneous other income which was not included in 1999 results. Other income in 2000 included $97 thousand related to interest received on tax refunds and $104 thousand related to an increase in the cash value of bank owned life insurance, which was purchased in the fourth quarter of 1999. Securities gains


Alliance Bancorp of New England, Inc.                        Third Quarter, 2000
totaled $20 thousand during the for the year-to-date in 2000, including an $84 thousand loss recorded in the third quarter representing a writedown on a security liquidated after quarter-end in order to reduce the duration of the portfolio. For the year-to date, this was offset by a gain recorded in the first quarter on one common equity security which had an unusual price increase which was not viewed as sustainable, and the security was therefore sold to take advantage of this situation.

Non-Interest Expense and Tax Expense: Non-interest expense in the third quarter and first nine months of 2000 increased by $226 thousand (11.6%) and $630 thousand (10.9%), respectively, due to expansion and new offices. Compensation related expense grew by $486 thousand (16.1%) in the first nine months of 2000. Total full-time equivalent staff at September 30, 2000 was 106.75, compared to 95 a year earlier, representing an increase of 12.4% due to new offices and new lending related staff. Compensation expense also included a $140 thousand increase in medical, pension, and bonus related expense. Data processing and equipment expense increased by $196 thousand (28.4%) due to new offices, account growth, and higher computer systems depreciation due to upgrades installed over the last two years. The year-to-date effective tax rate was 27% in 2000 and 1999, respectively, including the benefit of the passive investment subsidiary and the dividends received deduction on equity securities.

Comprehensive Income: Comprehensive income includes changes (after tax) in the market valuation of investment securities available for sale. Comprehensive income was $2.248 million for the first nine months of 2000, compared to a loss of $2.495 million for the first nine months of 1999. The results in 1999 primarily reflected a decline in the market value of available for sale securities. The net change in accumulated net other comprehensive income for the year-to-date in 2000 was a more modest ($133) thousand. A rebound in securities prices in the third quarter mostly offset a decrease reported in the first half of the year. Please see the following discussion on investment securities for additional information about the investment portfolio.

FINANCIAL CONDITION

Cash and Cash Equivalents: Total cash and equivalents increased by $10.4 million in 2000. Most short term liquidity at year-end 1999 was held in cash and due from banks in accordance with the Company's Year 2000 contingency plan. As of September 30, 2000, Alliance held $22.0 million in short term investments, which is available to fund future loan originations and investment purchases.

Investment Securities: Total investment securities decreased by $6.2 million in 2000, primarily due to the maturity of older, lower yielding structured U.S. agency securities. Investment purchases have decreased in 2000 due to a decision to hold liquid funds in the current rising rate environment, and to a preference for the purchase of government guaranteed loans due to improved market conditions for these instruments. Securities purchased in 2000 totaled $5.2 million, consisting of U.S. government agencies. Proceeds from amortization and maturities totaled $9.1 million, also consisting principally of U.S. government agencies. Security sales totaled $2.3 million, including an equity security which produced the $104 realized gain. The security written down in the third quarter and subsequently liquidated was a debt security with a book value of $1.3 million.

One security was transferred from the held to maturity category to the available for sale category as of June 30, 2000. This security is a trust preferred security issued by a national insurer which was downgraded to a B- rating by Standard and Poors due to recent losses. The original cost of this security was $1.03 million, and the unrealized loss at September 30, 2000 was $590 thousand. Management has no present plans to sell this security, which continues to perform in accordance with its original terms. The issuer has made management changes and has announced other financial and operating changes intended to maintain debt service on all of its securities, and is therefore not viewed as impaired. The projected fixed charge for the parent of this issuer is 2.6 times.

At September 30, 2000, securities available for sale included debt securities with a cost basis of $39.6 million and an unrealized loss of $4.3 million (10.9%). This compares to a net unrealized loss of $3.2 million (7.8%) at year-end 1999. The additional unrealized loss includes $590 thousand related to the above mentioned security. It also reflects wider credit market spreads on various securities, including primarily trust preferred securities. At September 30, 2000, equity investment securities totaled $16.5 million on a cost basis, with a net unrealized loss of $1.5 million (9.2%), compared to a net unrealized loss of $2.9 million (15.8%) at year-end 1999. This improvement was primarily


Alliance Bancorp of New England, Inc.                        Third Quarter, 2000
due to higher prices for some utility common equity securities. At September 30, 2000, securities held to maturity totaled $24.6 million and had a fair value of $23.5 million, compared to book and fair values of $27.9 million and $27.2 million at year-end 1999. The additional unrealized loss in held to maturity securities also reflects wider spreads in the market for trust preferred securities. The book value of held to maturity securities is net of a transfer adjustment totaling ($2.3) million at September 30, 2000, which was included in accumulated other comprehensive loss. The total net unrealized loss on all investment securities was $9.1 million (11.1%) at the most recent quarter-end.

Management has evaluated the portfolio and has determined that there were no situations involving other-than-temporary impairment of the carrying value of the securities at September 30, 2000. The total book value of securities adversely classified by the company was $3.0 million at September 30, 2000. Management believes that the unrealized losses substantially relate to changes in capital markets rather than changes in the ongoing earnings and financial condition fundamentals of the securities issuers. Additional unrealized gains or losses may result if there are further capital markets changes. Management anticipates that the securities portfolio will continue to contribute satisfactorily to the Company's earnings and risk management objectives. The securities portfolio is closely monitored. The Company also monitors the effect of unrealized equities losses on regulatory capital (see later Capital Resources section) and on interest rate risk (see later Interest Rate Sensitivity section).

Total Loans: Total loans increased by $30.1 million (15.7%) during 2000, compared to year-end 1999. Increases were recorded in all categories except consumer loans. As previously noted, most of the increase was in commercial loans, which increased by $21.4 million. Nearly all of this increase was in real estate secured loans originated by the Bank in central Connecticut. Most of this increase was in loans with a medium term adjustable rate, typically five year ARMs resetting at a spread of 250 - 300 basis points over the Federal Home Loan Bank borrowing rate, and a final maturity of 10 years. Most of the rest of the increase in commercial loans was in construction related loans, including subdivisions, hotels, and other commercial properties. Most construction loans are backed by permanent takeouts, including some takeout commitments provided by the bank. Residential mortgage loans increased by $4.9 million in 2000. While residential mortgage originations have declined in 2000 due to higher interest rates, a greater portion has been retained by the bank instead of being sold in the secondary markets. Purchased government guaranteed loans increased by $3.9 million in 2000. These loans were purchased as an alternative to investment securities, based on consideration of rate, risk, and duration characteristics in current market conditions.

Nonperforming Assets: Nonaccruing loans totaled $768 thousand at September 30, 2000 million, compared to $1.218 million at year-end 1999. Including foreclosed assets, total nonperforming assets totaled $846 thousand and measured 0.25% of total assets at September 30, 2000, compared to 0.42% at year-end 1999.

Allowance for Loans Losses: The allowance totaled $3.45 million (1.55% of total loans) at September 30, 2000, compared to 1.67% of total loans at year-end 1999. For the first nine months of 2000, gross chargeoffs totaled $53 thousand and gross recoveries totaled $69 thousand. The allowance measured 449% of nonaccruing loans at the most recent quarter end. Impaired loans totaled $1.4 million at September 30, 2000, compared to $1.0 million at year-end 1999. The valuation allowance on impaired loans was $151 thousand compared to $280 thousand at the same dates, respectively. Total loans adversely classified by the bank were $2.5 million at September 30, 2000, compared to $2.7 million at year-end 1999. Loans which are classified as accruing and impaired are well secured, in the process of collection and not delinquent more than 30 days.

Deposits and Borrowings: Total deposits increased by $21.1 million (8.4%) in the first nine months of 2000. Total transactions account balances increased by $8.8 million (17.0%) due to the contribution of new offices opened in 1999, and to ongoing promotions. Time deposit accounts increased by $12.1 million (10.1%) due to promotions of deposits with maturities in the 1 - 3 year category. Total borrowings increased by $10.5 million, consisting primarily of new five year borrowings from the Federal Home Loan Bank of Boston used to fund new commercial mortgages with similar rate maturities. Borrowings also increased due to the issuance of the $3.5 million capital trust security previously mentioned. This brings total outstanding capital trust obligations to $7.0 million.

Alliance Bancorp of New England, Inc.                        Third Quarter, 2000

Interest Rate Sensitivity: The one year interest rate gap at September 30, 2000 approximated $18 million (5.6% of total earning assets), unchanged from $18.0 million (6.5% of earning assets, adjusted for Year 2000 liquidity) at year-end 1999. Alliance has attempted to maintain a positive one year gap, utilizing time account growth in the 1-3 year maturity range along with fixed rate borrowings to fund loan growth and increase short term investments, with an anticipated benefit from improved spreads based on anticipated increases in interest rates. The one year interest rate gap reached a high of 9% of earning assets, near the limit of 10%, at March 31, 2000 but has declined as anticipated due to loan originations. Total borrowings include $10.0 million in callable Federal Home Loan Bank 4.7% advances which become callable in the fourth quarter of 2001. It is anticipated that these advances will be called, and therefore it is anticipated that the one year gap will decrease by this amount in the fourth quarter of 2000.

Alliance continues to monitor its interest rate sensitivity in accordance with established policy limits. These limits are unchanged in 2000 and the Company has remained within its policy limits, including limits on earnings at risk and the economic value of equity at risk. The Company utilizes a simulation model to evaluate the possible impact of interest rate shocks, with the primary focus being on a 2.0% interest rate shock. The Company also utilizes this model to project earnings and to evaluate changes in the value of the investment portfolio under different interest rate assumptions. The Company closely monitors its longer duration assets and will evaluate opportunities to shorten the longest duration debt security investments depending on market conditions.

Liquidity and Cash Flows: The Bank's primary use of funds during 2000 has been the origination of new loans. The primary sources of funds were deposit growth, Federal Home Loan Bank borrowings, and the issuance of the trust preferred security. Borrowings, time deposits, and money market accounts are the primary sources of liquidity for additional balance sheet growth. Short term investments, securities available for sale, and government guaranteed loan certificates provide additional sources of liquidity. The Company's primary source of funds is dividends from the Bank, and its primary use of funds is dividends to shareholders and to trust preferred security holders. Proceeds from issuance of trust preferred securities have been primarily utilized to provide additional equity to the Bank. Dividends are subject to regulatory guidelines and other matters, as is discussed more fully in the Form 10-K.

Capital Resources: During the first nine months of 2000, shareholders' equity increased by $1.9 million (13.0%) to $16.2 million, reflecting primarily the contribution of retained earnings. Excluding accumulated other comprehensive income, return on average equity measured 14.9% in the most recent quarter, and 15.1% for the first nine months of 2000. Book value per share was $6.96 and $6.21 at quarter-end and year-end, respectively. As of September 30, 2000, both Tolland Bank and Alliance reported regulatory capital ratios consistent with the "well capitalized" regulatory classification. The dividend payout ratio measured 19.5% for the first nine months of 2000. Total equity measured 4.8% of assets at September 30, 2000, compared to 4.7% at year-end 1999. As noted previously, the Company measuring the economic value of equity at risk in accordance with its interest rate risk management policies, and considers several factors in measuring its overall capital adequacy.


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

Alliance Bancorp of New England, Inc.                        Third Quarter, 2000

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

Item 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS
              None.

Item 3.       DEFAULTS UPON SENIOR SECURITIES
              None.

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
              None.

Item 5.       OTHER INFORMATION
              None.

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

             (a)  Exhibit index
                  The exhibits listed below are included in this report or are incorporated herein by reference to the identified document previously filed with the Securities and Exchange Commission as set forth parenthetically.

                  27 Financial Data Schedule

             (b) Reports on Form 8-K filed during the quarter ended September 30, 2000.
                  i. The Company did not file any reports on Form 8-K during the quarter ended September 30, 2000.

Alliance Bancorp of New England, Inc.                        Third Quarter, 2000

    Average Balance Sheet and Interest Rates - Fully Taxable Equivalent (FTE)

(dollars in thousands)                          Average Balance              Rate (FTE Basis)
---------------------------------------------------------------------------------------------
Quarters ended September 30                   2000          1999              2000      1999
---------------------------------------------------------------------------------------------
Loans                                     $ 217,548     $ 188,437             8.52%     7.89%
Securities available for sale                54,995        77,930             8.38      7.90
Securities held to maturity                  25,060        11,376             7.89      5.84
Other earning assets                         18,750        15,061             6.69      5.09
---------------------------------------------------------------------------------------------
     Total earning assets                   316,353       292,804             8.33      7.63
Other assets                                 21,786        15,027
---------------------------------------------------------------------------------------------
     Total assets                         $ 338,139     $ 307,831
---------------------------------------------------------------------------------------------
Interest bearing deposits                 $ 239,072     $ 221,946             4.33      4.04
Borrowings                                   46,602        39,595             6.14      5.97
---------------------------------------------------------------------------------------------
Interest bearing liabilities                285,674       261,541             4.63      4.30
Other liabilities                            32,435        30,084
Shareholder's equity                         20,030        16,206
---------------------------------------------------------------------------------------------
Total liabilities and equity              $ 338,139     $ 307,831
---------------------------------------------------------------------------------------------
Net Interest Spread                                                           3.70%     3.33%
Net Interest Margin                                                           4.15%     3.79%

(dollars in thousands)                         Average Balance             Rate (FTE Basis)
--------------------------------------------------------------------------------------------
Nine months ended September 30                2000         1999            2000       1999
--------------------------------------------------------------------------------------------
Loans                                     $ 204,976    $ 184,906            8.25%      7.81%
Securities available for sale                55,717       69,720            8.15       7.72
Securities held to maturity                  26,482       12,654            7.89       5.62
Other earning assets                         18,516       11,304            6.37       4.92
--------------------------------------------------------------------------------------------
     Total earning assets                   305,691      278,584            8.10       7.58
Other assets                                 20,858       12,489
--------------------------------------------------------------------------------------------
     Total assets                         $ 326,549    $ 291,073
--------------------------------------------------------------------------------------------
Interest bearing deposits                 $ 233,472    $ 217,637            4.19       4.05
Borrowings                                   43,168       30,089            6.04       5.56
--------------------------------------------------------------------------------------------
Interest bearing liabilities                276,640      247,726            4.48       4.25
Other liabilities                            30,631       26,480
Shareholder's equity                         19,278       16,867
--------------------------------------------------------------------------------------------
Total liabilities and equity              $ 326,549    $ 291,073
--------------------------------------------------------------------------------------------
Net Interest Spread                                                         3.62%      3.34%
Net Interest Margin                                                         4.05%      3.81%

Alliance Bancorp of New England, Inc.                        Third Quarter, 2000

Signatures

         Pursuant to the requirements to Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ALLIANCE BANCORP OF NEW ENGLAND, INC.





         Date:   November 10, 2000        /s/ Joseph H. Rossi
                                          -------------------
                                          Joseph H. Rossi
                                          President/CEO



         Date:   November 10, 2000        /s/ David H. Gonci
                                          ------------------
                                          David H. Gonci
                                          Senior Vice President/CFO








Alliance Bancorp of New England, Inc.                        Third Quarter, 2000