Form 10-K
period 2000-12-31
ALLIANCE BANCORP OF NEW ENGLAND INC
filed 2001-04-02
CIK 1046002

FORM 10-K

United States Securities and Exchange Commission
Washington, DC 20549

Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2000
Commission File Number 001-13405

ALLIANCE BANCORP OF NEW ENGLAND, INC.

Incorporated in the State of Delaware
IRS Employer Identification Number 06-1495617
Address and Telephone:
                 348 Hartford Turnpike, Vernon, Connecticut 06066, (860) 875-2500

Securities registered pursuant to Section 12(b) of the Act: Common Stock — $.01 par value, which is registered on the American Stock Exchange.

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sale price of February 15, 2001, as reported by American Stock Exchange, was approximately $21,609,000.

The number of shares outstanding of common stock was 2,331,100 as of February 15, 2001.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Annual Report to Shareholders for the year ended December 31, 2000 (Parts II and III).

2.	Proxy Statement for the 2001 Annual Meeting of Shareholders (Part III).

3.	Form 8-K filed with the Securities and Exchange Commission dated October 25, 2000.

FORM 10-K TABLE OF CONTENTS AND CROSS REFERENCE INDEX

1

PART I

Special Note Regarding Forward-Looking Statements

This report contains certain “forward-looking statements.” These forward-looking statements, which are included in Management’s Discussion and Analysis, describe future plans or strategies and include the Company’s expectations of future financial results. The words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “project” and similar expressions identify forward-looking statements. The Company’s ability to predict results or the effect of future plans or strategies or qualitative or quantitative changes based on market risk exposure is inherently uncertain. Factors which could affect actual results include but are not limited to changes in general market interest rates, general economic conditions, legislative/regulatory/tax changes, fluctuations of interest rates, changes in the quality or composition of the Company’s loan and investment portfolios, deposit flows, competition, demand for financial services in the Company’s markets, and changes in the accounting principles, policies, and guidelines. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

ITEM 1.   BUSINESS

General. Alliance Bancorp of New England, Inc. ("Alliance" or the "Company") is a Delaware corporation that was organized in 1997 as the holding Company for Tolland Bank (the "Bank"), which is its principal asset.

The Bank is a Connecticut chartered savings bank which was founded in 1841 and is headquartered in Vernon, as is Alliance. In 1986, Tolland Bank converted from mutual to stock form. The Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”).

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

At December 31, 2000, Tolland Bank had total deposits of $280.5 million, total loans of $228.3 million, and total assets of $347.9 million. There are no material concentrations of loans or deposits with one customer, a group of related customers, or in a single industry. Real estate related assets comprise the majority of total assets.

Market Area. The Bank’s market area is centered in Tolland County, Connecticut, a suburban and rural area east of Hartford. The Bank operates nine offices and its wider market area extends throughout much of northeastern and central Connecticut and western Massachusetts. Much of the market is part of the Greater Hartford metropolitan area.

Lending Activities. The Bank actively solicits retail and commercial loans in and around its market area. Retail lending consists primarily of the origination of residential first mortgages and home equity lines of credit, which are generally secured by second mortgages. Commercial lending focuses primarily on owner occupied first mortgage loans, along with general commercial and industrial loans and subdivision development and construction loans. Additionally, the Bank has a portfolio of 100% Government guaranteed loans purchased in the secondary market as an alternative to investment purchases. The Bank’s business strategy is to cross-sell other loan and deposit products to build multiple sales to its customer base.

Most of the Bank’s residential mortgage originations are underwritten to secondary market standards, and many are sold on a non-recourse, servicing released basis. Consumer loans primarily consist of home equity lines and loans and are normally secured by second mortgages. These loans are subject to the same general underwriting standards as residential mortgage loans, and the bank retains ownership and servicing of all home equity lines and loans that it originates. Consumer loans also include secured installment loans, which are primarily well seasoned mobile home loans and auto loans.

Commercial mortgages are primarily first mortgage loans on a variety of commercial properties including retail, office, and light manufacturing. Commercial mortgages normally amortize over 20 years and typically mature in 10 years. Commercial mortgages are normally guaranteed by the principals. Other commercial loans include commercial and industrial loans, and real estate secured term loans, as well as subdivision development and construction loans.

Government guaranteed loans are purchased in the secondary market and are 100% guaranteed by either the Small Business Administration (SBA) or the U.S. Department of Agriculture (USDA). These are business term loans and mortgages, and are primarily loan certificates registered with and serviced by a national service corporation.

All loan originations are governed by a Board approved credit policy, which requires that all policy exceptions be reported to the Board. Loan approval limits are based on loan and relationship size, and most commercial loans are approved either by the Chief Lending Officer, the Company’s Credit Committee, and/or the Board. The loan policy sets certain limits on concentrations of credit related to one borrower. The Bank’s policy is to assign a risk rating to all commercial loans. The Bank conducts an ongoing program of commercial loan reviews and quality control sample inspections of residential and consumer loan originations.

The loan loss allowance is determined based on a methodology described in the Company’s accounting policies. The allowance is evaluated quarterly by management and the Board and changes are compared to prior period and historic data. The assessment of the allowance also includes an analysis of the coverage ratios of loan outstandings, non-performing loans, and annualized charge-offs. The detailed methodology and a summary narrative analysis are approved by the Credit Committee and the Board. The narrative analysis includes consideration of trends in the performance and mix of the components of the loan portfolio. At least annually an analysis is made of the charge-off and allowance trends with peer group comparison. Adverse developments in credit performance in the Company’s markets can develop quickly, and the determination of the allowance is based on management’s assessment of both short and long term risk factors.

Total real estate secured loans were $187.1 million (81.9% of total loans) at year-end 2000. Aided by favorable interest rates and a modest recovery in the Connecticut economy, real estate markets and prices have improved in most sectors over the last several years. The Bank conducts an overall review of real estate market trends periodically, and real estate lending activities are governed by real estate lending and appraisal policies. New construction has remained active in certain residential markets, along with commercial retail, medical office, and lodging properties.

Investment Activities. Securities investments are a source of interest and dividend income, provide for diversification, are a tool for asset/liability management, and are a source of liquidity. The Company’s investment portfolio consists of high grade investment securities, and is primarily composed of publicly traded U.S. corporate securities. Investment activities are governed by a Board approved investment policy, and the Board reviews all investment activities on a monthly basis. Alliance uses the services of an investment advisor in managing its portfolio. An Investment Committee of the Board meets quarterly to review detailed information on the ratings, yields and values of securities, as well as Management’s plans for investment security transactions.

Deposits and Other Sources of Funds. The Banks’ major sources of funds are deposits, borrowings, principal payments on loans and securities, and maturities of investments. The Company focuses on deposits as its primary source of funds. Deposit growth has been achieved through opening new offices and through increasing market share in existing offices. The Company has ongoing sales, marketing and service initiatives to attract new deposit customers and increase business with existing customers. Borrowings are generally used to fund long-term assets and short-term liquidity requirements or to manage interest rate risk. The Bank is a member of the Federal Home Loan Bank of Boston (“FHLBB”) and may borrow from the FHLBB subject to certain limitations. The Bank also has available lines of credit for federal funds purchases and reverse repurchase agreements, and is also eligible for short term borrowings from the Federal Reserve Bank of Boston.

Competition. The Company’s market area is highly competitive with a wide range of financial institutions including commercial banks, both mutual and stock owned savings banks, savings and loan associations, and credit unions. The Bank also competes with insurance and finance companies, investment companies, and brokers. Competitors include national, regional and local institutions. Factors affecting competition include ongoing mergers and acquisitions (including expansion of regional and national banks), the introduction of new product types and rate structures, and the development of new delivery channels (including supermarket banking and internet banking). The Bank competes through pricing, product development, focused marketing, and providing more convenience through technology and business hours. The Bank strives to provide the personal service advantage of a community bank and to take advantage of potential market changes following mergers and consolidations by the large regional banks.

Technology. The development of internet e-commerce has been prominent throughout the economy, including the banking industry. Most of the Company’s competitors offer some level of internet and electronic banking services. While the local demand for these technologies has been modest, the level of demand is increasing rapidly. The most significant impact has been in offerings from non-bank competitors. Alliance has a goal to be an active user of proven new technologies, both in its product offerings and in its purchases of processing and related services. A significant effect of technological change has been to enable community banks to more easily access emerging technologies previously available principally to larger competitors.

Employees. As of year-end 2000, the Company had 102.5 full-time equivalent employees. None of the employees are represented by a collective bargaining group, and manage-ment considers relations with its employees to be good. Estimated average full-time equivalent staff increased by about 9.1% from 94.7 persons in 1999 to 103.3 persons in 2000.

Regulation and Supervision. The Company and the Bank are heavily regulated. As a bank holding company, Alliance is supervised by the Board of Governors of the Federal Reserve System (“FRB”) and it is also subject to the jurisdiction of the Connecticut Department of Banking. As a Connecticut-chartered savings bank, the Bank is subject to regulation and supervision by the FDIC and the Connecticut Department of Banking.

The FDIC insures the Bank’s deposit accounts to the $100,000 maximum per separately insured account. The Bank is subject to regulation, examination, and supervision by the FDIC and to reporting requirements of the FDIC. The FDIC and the FRB have adopted requirements setting minimum standards for capital adequacy and imposing minimum leverage capital ratios. The Company and Bank exceeded all applicable requirements at December 31, 2000. Connecticut statutes and regulations govern, among other things, investment powers, lending powers, deposit activities, maintenance of surplus and reserve accounts, the distribution of earnings, the payments of dividends, issuance of capital stock, branching, acquisitions and mergers and consolidations. Connecticut banks that do not operate in accordance with the regulations, policies and directives of the Banking Commissioner may be subject to sanctions for noncompliance. The Commissioner may, under certain circumstances, suspend or remove officers or directors who have violated the law, conducted the Bank’s business in a manner which is unsafe, unsound or contrary to the depositor’s interest, or been negligent in the performance of their duties.

Financial Modernization. In 1999, Congress enacted the Financial Modernization Act, which fundamentally removes barriers between banking, insurance and securities brokerage which have existed since the Glass Stegall Act in the 1930‘s. It is anticipated that there will be increased consolidation in these industries among national competitors. At the community bank level, banks have already been combining the distribution of these products through joint ventures and acquisitions of insurance agencies.

Supplementary Information

The following supplementary information, some of which is required under Guide 3 (Statistical Disclosure by Bank Holding Companies) of the regulations promulgated pursuant to the Securities Act of 1933, as amended, is found in this report on the pages indicated below, and should be read in conjunction with the related financial statements and notes thereto.

Consolidated Selected Financial Data	6
Average Balance Sheet, Net Interest Income
and Interest Rates	9
Loan Portfolio	14
Nonaccruing Loans	16
Provision and Allowance for Loan Losses	16
Interest Rate Sensitivity	20
Maturity of Securities	Exhibit 99
Foreclosed Properties	Exhibit 99
Deposits	Exhibit 99
Time Deposits of $100 Thousand or More	Exhibit 99
Short-term Borrowings	Exhibit 99
Volume and Rate Analysis-FTE Basis	Exhibit 99
Selected Quarterly Financial Data	Exhibit 99
Construction and Commercial Loans	Exhibit 99
Securities Cost and Fair Value	Exhibit 99
4

ITEM 2.  PROPERTIES

The premises of Alliance are located in Connecticut as follows (see the notes “Premises and Equipment, Net” and “Commitments and Contingencies” in Item 8 for additional information about the Company’s premises):

Location - Town (Street)		Owned / Leased	Year Lease Expires
•	Tolland - (215 Merrow Road)	Leased	2023
•	Vernon - (348 Hartford Turnpike)	Owned
•	Vernon - (62 Hyde Avenue)	Owned
•	Coventry - (Routes 31 and 44)	Owned
•	Ellington - (287 Somers Road)	Owned
•	Stafford Springs - (34 West Stafford Road)	Leased	2000
•	Willington - (Routes 74 and 32)	Leased	2005
•	Hebron - (31 Main Street)	Leased	2003
•	South Windsor - (1665 Ellington Road)	Owned
•	A commercial property leased to a child care operation adjacent to the Company’s former office on Olde Tolland Common in Tolland.
•	Approximately 10 acres of land adjacent to the Company’s office in Coventry, Connecticut.
•	A leased commercial property (239 Merrow Road, Tolland) sub-leased to a construction company that was formerly a branch location in Tolland, lease and sub-lease expire 2001 .

ITEM 3.   LEGAL PROCEEDINGS

The Company is not involved in any material legal proceedings other than routine litigation incidental to its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY & RELATED SHAREHOLDER MATTERS

The Company’s common stock is listed on the American Stock Exchange (AMEX) under the symbol “ANE.” A total of 697,700 shares of the Company’s stock, or 29.9% of year-end outstanding shares, were traded on AMEX in 2000. As of February 15, 2001, the Company had 476 holders of record of its common stock. This does not reflect the number of persons or entities who hold their stock in nominee or “street” name. The closing sale price of the stock on February 15, 2001 was $9.27. Dividends declared and paid in 2000 and 1999 totaled $0.275 and $0.23 per share, respectively. Dividends are subject to the restrictions of applicable regulations. See the “Shareholders’ Equity” note in Item 8 for additional information. See also the information contained in Item 6. The following table presents quarterly information on the range of high and low prices for the past two years, together with dividends declared per share.

Quarter Ended	High	Low	Dividends Declared Per Share
December 31, 2000	9.13	7.00	.075
September 30, 2000	9.38	6.50	.07
June 30, 2000	8.50	6.88	.07
March 31, 2000	9.25	6.88	.06
December 31, 1999	10.00	8.75	.06
September 30, 1999	12.75	9.50	.06
June 30, 1999	12.38	9.13	.06
March 31, 1999	12.38	9.62	.05

5

ITEM 6.   CONSOLIDATED SELECTED FINANCIAL DATA

December 31	2000	1999	1998	1997	1996

For the Year (in thousands)
Net interest income	$ 11,892	$ 10,346	$ 9,028	$ 7,960	$ 7,663
Provision for loan losses	335	237	179	829	978
Service charges and other income	1,412	1,492	1,226	1,148	1,115
Net gain on securities and assets	36	190	1,193	813	160
Non-interest expense	8,551	7,765	7,347	6,411	6,640
Net income	$ 3,220	$ 2,922	$ 2,558	$ 2,017	$ 1,438

Per Share
Earnings - basic	$ 1.39		$ 1.27	$ 1.07	$ 0.85	$ .62
Earnings - diluted	1.36		1.23	1.03	0.82	.61
Dividends declared	0.27	5	0.23	0.17	.12	.01
Book value	7.77		6.21	7.94	7.66	6.65
Common stock price (close)	9.00		8.88	11.75	11.00	6.00

At Year End (in millions)
Total assets	$ 348.2	$ 306.9	$ 283.6	$ 247.1	$ 232.3
Total loans	228.3	191.6	184.7	157.5	147.8
Other earning assets	95.9	85.0	87.4	78.4	71.2
Deposits	280.5	251.4	240.0	221.7	205.6
Borrowings	46.7	39.6	23.6	5.7	10.4
Shareholders’ equity (a)	18.1	14.3	18.2	18.8	15.6

Operating Ratios (in percent)
Return on average equity	20.66%	17.68%	14.24%	12.29%	9.84%
Return on average assets	0.97	0.99	1.02	0.86	0.65
Net interest margin (b)	4.02	3.88	4.02	3.80	3.78
Equity % total assets (period end)	5.20	4.67	6.42	7.61	6.71
Dividend payout ratio	19.84	18.08	15.46	13.78	2.43

(a) Shareholders' equity includes accumulated other comprehensive income (loss), which consists of unrealized gains (losses) on investment securities, net of taxes.
(b) Ratio expressed as fully taxable equivalent.

6

ITEM 7.

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

INTRODUCTION

Alliance Bancorp of New England, Inc. (“Alliance” or the “Company”) is the holding company for Tolland Bank (the “Bank”), and is further described in Item 1 of this report. The Consolidated Financial Statements and related notes should be read in conjunction with this discussion. All references to changes in fiscal year 2000 in this discusssion are compared to fiscal year 1999 unless otherwise specified, and all references to changes at December 31, 2000 are compared to December 31, 1999 unless otherwise specified.

2000 SUMMARY

Alliance reported record net income for the year 2000 totaling $3.22 million, a 10.2% increase over net income of $2.92 million in the year 1999. Earnings per share increased to $1.36 compared to $1.23 a year earlier, on a diluted basis. Total dividends declared in 2000 were 27.5 cents, a 19.6% increase from 23 cents in 1999.

The year 2000 marked the fifth consecutive year of record earnings, and it was the Company’s best year ever for growth in its basic business. Both regular loans and deposits grew by around $30 million, and growth in regular loans measured 17.5% (regular loans exclude purchased government guaranteed loans). Net interest income increased by 14.9% in 2000. These accomplishments were due to two basic factors. First, deposit growth reflected the contribution by offices that were opened in new markets, including Hebron, South Windsor, and our office on the Tolland-Vernon line. These offices have added new core deposits as a base for growing the loan portfolio. Second, the Bank increased its commercial accounts. A focus of Tolland Bank is providing superior products and services to business customers. With this focus, the Bank achieved a 28.4% increase in total commercial loans in 2000, together with a 16.0% increase in our commercial and municipal deposits.

At year-end, problem assets were a modest 0.32% of total assets, and for the first time in a decade the Bank had no foreclosed properties at year-end. Alliance remains vigilant to continue to identify profitable new relationships while maintaining credit standards. Alliance is also committed to providing the technologies that its customers want and expect. During 2000, the Bank introduced “TBK Online,” an internet banking service for both consumer and commercial customers. Customer usage was well ahead of projections at year-end.

Interest income growth produced an improvement in the efficiency ratio to 61.7% in 2000, compared to 62.7% in 1999 (the ratio of expenses to the sum of taxable equivalent net interest income plus service charges and other income). Management’s goal is to reduce this ratio (indicating improved efficiency) over time.

The net interest margin increased to 4.02% in 2000 compared to 3.88% in 1999, primarily reflecting the growth in higher margin loans. Alliance recorded a decrease in non-interest income of $234 thousand (13.9%) for the year in 2000. Service charges and other income declined due primarily to unusually high loan prepayment fees in 1999. Total non-interest expense increased by $786 thousand (10.1%) in 2000. This increase was primarily due to higher compensation and benefits, including the effects of expansion and new offices, as well as higher commissions and bonuses.

Overall loan loss experience continued to be favorable in the year 2000. The provision for loan losses increased by $98 thousand (41.4%) in 2000, while net loan chargeoffs increased by $38 thousand (39.2%). Net loan chargeoffs measured .06% of average loans in 2000, compared to .05% in the prior year. The loan loss allowance measured 1.65% of regular loans at year-end 2000, compared to 1.82% a year earlier.

Growth in market share produced strong balance sheet growth in 2000. Total assets increased by $41.2 million (13.4%) to $348.2 million in the year 2000. Total loans increased by $36.7 million (19.1%), with increases recorded in all categories, including the aforementioned 28.4% increase in total commercial loans. Most new commercial loans were originated by Alliance primarily to customers in the central Connecticut area. Total deposits increased by $29.1 million (11.6%), including a 20.3% increase in total transactions account balances. Borrowings from the Federal Home Loan Bank of Boston increased by $2.5 millon (6.9%). Alliance placed a second $3.5 million trust preferred debenture during the year. Short term investments totaling $19.5 million were held at year-end 2000 in anticipation of purchases of securities and government guaranteed loans, along with additional planned loan bookings.

Capital resources improved in 2000 due to earnings retention, improved securities prices, and the placement of a second trust preferred debenture. Shareholders’ equity totaled $18.1 million at December 31, 2000, an increase of 26.3% over year-end 1999. This included the benefit of a $1.1 million decrease in the net other comprehensive loss due to improved securities prices. Book value per share measured $7.77 at year-end 2000, and return on shareholders’ equity measured 20.6% for both the most recent quarter and for the year 2000. Excluding accumulated other comprehensive loss, return on shareholders’ equity measured 15.1% and 15.9% for the years 2000 and 1999, respectively. The ratio of shareholders’ equity to assets measured 5.2% as of year-end 2000, compared to 4.7% at the prior year-end, and the Company’s capital remains in excess of all regulatory requirements. The $3.5 million trust preferred debenture provided additional regulatory capital at an after tax rate of 7.18% which compared favorably with other sources of regulatory capital and without diluting common equity.

Results Of Operations - 2000 Versus 1999

Net Interest Income - Fully Taxable Equivalent Basis (FTE)

(dollars in thousands)	Average Balance			Rate (FTE Basis)

Years ended December 31	2000	1999	1998	2000	1999	1998

Loans	$ 209,528	$ 185,851	$ 166,908	8.30%	7.88%	8.33%
Securities available for sale	55,214	66,768	43,131	8.36	7.90	7.74
Securities held to maturity	25,739	17,020	18,336	7.93	6.40	5.87
Short term investments	19,567	11,103	11,944	5.93	5.02	5.79

Total earning assets	310,048	280,742	240,319	8.13	7.67	7.91
Other assets	20,898	14,373	10,751

Total assets	$ 330,946	$ 295,115	$ 251,070

Interest bearing deposits	$ 236,409	$ 218,370	$ 204,869	4.26	4.04	4.39
Borrowings & trust preferred securities	44,081	32,462	6,190	6.10	5.66	5.80

Interest bearing liabilities	280,490	250,832	211,059	4.55	4.25	4.43
Other liabilities	34,870	27,756	23,068
Shareholders’ equity	15,586	16,527	16,943

Total liabilities and equity	$ 330,946	$ 295,115	$ 251,070

Net Interest Spread				3.58%	3.42%	3.48%
Net Interest Margin				4.02%	3.88%	4.02%

Note: The average balance of loans included nonaccruing loans and deferred costs. Also, the balance and yield on all debt securities is based on amortized original cost and not on fair value.

Net Interest Income FTE (in thousands)	2000	1999	1998

Loan interest	$ 17,394	$ 14,637	$ 13,896
Securities available for sale (FTE)	4,614	5,276	3,340
Securities held to maturity	2,040	1,090	1,076
Other earning assets interest (FTE)	1,161	557	691

Total interest income (FTE)	25,209	21,560	19,003
Total interest expense	12,759	10,668	9,343

Net interest income (FTE)	12,450	10,892	9,660
Less tax equivalent adjustment	(558)	(546)	(632)

Net interest income (Financial Statement)	$ 11,892	$ 10,346	$ 9,028

Net interest income on an FTE basis increased in 2000 by $1.56 million (14.3%). About $1.14 million of this increase was due to an increase in average earning assets funded by growth in deposits and borrowings. The remainder of the increase was due to an improvement in the net interest margin to 4.02% from 3.88%.

As noted in the Summary, the Company was able to invest all new funds from deposit growth into loan growth during the year. This combination of strong loan and deposit growth was a favorable situation for the Company, allowing it to add higher yielding assets funded with lower cost funds, while also improving market share in the Company’s primary market and in central Connecticut.

The Company had a positive interest rate gap of $11 million at the beginning of the year (the interest rate gap is discussed more fully in the later section on Interest Rate Sensitivity). In anticipation of rising rates, the Company maintained a positive interest rate gap through most of the year, and short term investments totaled $19.5 million at year-end. The Company began the process of investing its short term liquidity into higher yielding longer term assets near year-end, as market conditions indicated that long term rates might decline in the future.

Short term interest rates increased during the year, with the prime rate increasing by .25% to 9.50%, while three month treasury rates increased from 5.19% at the outset of the year to 5.66% at the end. The cost of ten year Federal Home Loan Bank advances, which the company uses to track long term interest rate changes, increased from 7.36% at the outset of the year to 7.47% at mid year, before declining at year-end to 6.30%. This interest rate had increased in 1999 from 5.69% at the start of the year. The combination of short and long term rates in 2000, together with growth and the positive interest rate gap, contributed to the improved interest margin in 2000.

The $23.2 million increase in average commercial mortgages and loans accounted for nearly all of the increase in average loans and most of the growth in average earning assets. Commercial loans are currently the Bank’s highest yielding assets, and their increase accounted for most of the higher yield on average loans, along with the benefit of a higher average prime rate on home equity loan yields and on adjustable rate mortgages. The yield on investment securities increased due to the maturity of lower yielding government agency securities. All of these factors contributed to a significant increase in the yield on earning assets to 8.13% in 2000, compared to 7.67% in the prior year. The only component mitigating these factors was the higher level of short term investments discussed above, which had a lower than average yield, pending reinvestment in higher yielding assets.

Growth in deposits was spread among all components. Growth in higher cost time accounts only accounted for about a third of the $18.0 million increase in average deposits. This dispersion of deposit growth was particularly beneficial because of the higher cost of renewing time accounts, which caused the average cost of time deposits to increase by 36 basis points from year-to-year, and by 68 basis points from fourth quarter to fourth quarter. The average cost of money market deposit accounts also increased by 30 basis points during the year. Total deposit account interest expense increased by 24 basis points during the year. The cost of borrowings increased by 44 basis points, primarily due to the higher cost of the trust preferred securities issued in 1999 and 2000. These factors produced a 30 basis point increase in the total cost of interest bearing liabilities.

The 46 basis point increase in the yield on earning assets, net of the 30 basis point increase in the cost of interest bearing liabilities, produced a 16 basis point increase in the net interest spread. The increase in the spread produced an increase of 14 basis points in the net interest margin. While average non-interest bearing demand deposits increased by $4.5 million during the year, the contribution of demand deposits and retained earnings did not produce significant additional benefit to the net interest margin. This was primarily due to higher levels of non-interest earning assets. The Company invested $2.5 million in bank owned life insurance in the fourth quarter of 1999, which produces non-interest income. Additionally, the average cost of premises increased by $1.1 million in 2000 due to branch expansion.

The net interest margin increased from 3.97% in the first quarter to a high of 4.15% in the third quarter, and then declined to 3.92% in the fourth quarter of 2000. The increase reflected the benefit of the prime rate increases and the gradual upward repricing of one year adjustable rate loans from mid-1999 to mid-2000. Third quarter results benefited from higher commercial loan growth in that quarter. The bank promoted growth in longer time account maturities in the second half of the year to fund fixed rate loan growth. This growth, together with the impact of higher interest rates on the pricing of renewing accounts, increased the overall cost of deposits, and reduced the net interest margin in the fourth quarter.

Fully taxable equivalent net interest income includes a $558 thousand tax equivalent adjustment. This adjustment is the result of the benefit of the dividends received deduction on common and preferred equity securities in the investment portfolio, together with money market preferred securities in short term investments. This adjustment is based on the statutory federal and state income tax rates.

Provision for Loan Losses

The provision for loan losses is made to establish the allowance for loan losses at a level estimated to be adequate by management and the Board. The provision for loan losses in 2000 totaled $335 thousand, compared to $237 thousand in 1999. The loan loss allowance increased to $3.40 million at year-end 2000, compared to $3.20 million at year-end 1999. Please see the later discussion on the Allowance for Loan Losses and the Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements.

Non-Interest Income

Years ended December 31 (in thousands)	2000	1999	Change	%

Loan related income	$ 344	$ 669	$ (325)	(48.6%)
Deposit related income	579	606	(27)	(4.5)
Increase in cash surrender value	147	35	112	320.0
Miscellaneous charges and other income	342	182	160	87.9

Total service charges and other income	1,412	1,492	(80)	(5.4)
Gross gains on securities	247	215	32	14.9
Gross losses on securities	(211)	(140)	(71)	(50.7)

Net gains on securities	36	75	(39)	(52.0)
Gross gains on assets	36	139	(103)	(74.1)
Gross losses on assets	(36)	(24)	(12)	(50.0)

Net gains on assets	—	115	(115)	100.0

Total non-interest income	$ 1,448	$ 1,682	$ (234)	(13.9%)

Total service charges and other income decreased by $80 thousand (5.4%) in 2000. This was primarily due to the receipt in 1999 of $250 thousand in commercial loan prepayment fees related to two large commercial loan relationships which chose to pay prepayment fees in order to take advantage of lower fixed interest rates at the beginning of the year. Excluding these fees, total service charge and other income increased by $170 thousand (13.7%) in 2000. Included in this increase was a $112 thousand increase in income related to the cash surrender value of bank owned life insurance, which was purchased at the beginning of the fourth quarter in 1999. Also included in this increase was $97 thousand in income related to the interest component of an income tax refund.

In addition to the commercial loan prepayment fees noted above, changes in loan related income included a decrease of $180 thousand in residential mortgage secondary market fees and an increase of $103 thousand in miscellaneous commercial loan fees. In 2000, Alliance decreased its originations of residential mortgages and held a higher percentage of these originations in its portfolio, leading to the decrease in secondary market fees. Total originations of residential mortgages in 2000 were $17.4 million, compared to $22.6 million in the previous year. This decrease in part reflected lower demand due to the higher rate environment prevailing in 2000. The increase in miscellaneous commercial loan fees included several prepayment fee and delinquent fee collections; this increase was generally not related to the commercial loan growth in 2000.

The $27 thousand decrease in deposit related fees was spread among various consumer and commercial account types. While Alliance has generated growth in its deposit accounts, many accounts are tied to relationship packages which have reduced cash fee pricing elements. In the competitive local market, Alliance has generally maintained an unchanged price schedule, and has lowered certain transaction fees (including ATM fees) on designated accounts. Alliance has focused on increasing market share in existing markets, and promoting account growth in new offices, by continuing to distinguish itself from the larger banks which charge higher fees.

Miscellaneous charges and other income include the life insurance and income tax related income previously noted. Other miscellaneous income from customers increased by $82 thousand, including higher income related to debit cards, mutual funds sweep accounts, and merchant credit card processing. The Bank’s strategy is to increase fee income through enhanced services such as these, rather than through increases in account service charges as discussed above.

Net security gains were $36 thousand in 2000, compared to $75 thousand in the prior year. Gross gains in 2000 were $247 thousand and gross losses were $211 thousand. Alliance realized gains on two utility common equity securities sold during the year based on favorable price appreciation. Losses were recorded on the sale of debt securities which were sold to reduce the outstanding amount of longer dated debt securities.

There were no net gains on assets in 2000, compared to $115 thousand in 1999. Gains on assets in 1999 related primarily to the sale of bank premises due to branch relocations in 1999.

Non-Interest Expense

Years ended December 31 (in thousands)	2000	1999	Change	%

Compensation and benefits	$ 4,638	$ 4,110	$ 528	12.8%
Occupancy	699	658	41	6.2
Data processing and equipment	1,146	970	176	18.1
Office and insurance	574	543	31	5.7
Purchased services	775	821	(46)	(5.6)
Other	719	663	56	8.4

Total non-interest expense	$ 8,551	$ 7,765	$ 786	10.1%

Total non-interest expense increased by $786 thousand (10.1%) in 2000. The major components of this increase were compensation and benefits, which increased by $528 thousand (12.8%), and data processing services and equipment expense, which increased by $176 thousand (18.1%). Additionally, total advertising related expense increased by $92 thousand (49.9%) due to increased advertising, and utilization of additional media. Generally, expenses increased due to growth and expansion, including the full year impact of new branches, increased lending staff, and new technologies.

Full time salary expense (net of deferred salaries related to loan originations) increased by $365 thousand (14.2%). Total full time staff at year-end 2000 was 86 persons, a 7.5% increase from 80 persons at year-end 1999. The increase in full time salary expense also included the impact of annual merit increases, and new sales and management staff hires. Total approved full time equivalent staff at year-end 2000 was 107.75 persons, compared to 104.0 at year-end 1999, representing a 3.6% increase. Total commissions, bonuses, and other incentives increased by $184 thousand (104.7%). This increase included higher commissions related to higher commercial loan volume and increased bonuses due to improved corporate performance. Salary deferrals related to loan originations totaled $396 thousand in 2000, representing a $69 thousand (21.1%) increase in deferrals from 1999 due to higher commercial loan originations volume.

The $176 thousand (18.1%) increase in systems and equipment expense included the full year impact of new branches on equipment, wide area network, and core accounting systems expense. Other factors contributing to this increase included higher overall account and transactions volumes, increased bandwidth for internal and external telecommunications, and new technologies – including especially the new consumer and commercial internet banking products introduced by the Bank in 2000. Systems expenses also included costs related to optical disk data storage, debit card enhancements, and check imaging technologies being developed. Net purchased services declined $46 thousand (5.6%) in 2000 due to lower credit report and appraisal costs, reflecting lower originations and higher fee collections.

Management focuses on expense control as an ongoing component of its strategy for operating the business. New expenses are generally expected to be directly related to increased sales and/or increased earnings. Higher expenses in 2000 generally were targeted toward taking advantage of the strong market and new offices that provided the opportunity to achieve strong growth. Management expects to manage expenses dynamically as appropriate if anticipated revenue levels are not achieved.

Income Tax Expense

The effective income tax rate measured 27.7% in 2000, which was little changed from 27.4% in 1999. The Company operates a passive investment corporation for the purpose of servicing real estate related loans. Under state statutes, income in passive investment corporations and dividends to their parents are not subject to Connecticut Corporate Business tax. Income tax expense was also reduced in 2000 due to the benefit from the dividend received deductions on certain investments in equity securities (see further discussion in the securities section). Deferred state tax benefits recorded by the Company are substantially offset by a corresponding valuation allowance for the deferred tax asset.

Comprehensive Income

In addition to net income recorded in the Income Statement, comprehensive income includes changes in unrealized losses on securities available for sale, net of income tax expense. In 2000, Alliance recorded comprehensive income of $4.32 million, compared to a comprehensive loss of $3.44 million in 1999. The components of comprehensive income are detailed in the Statements of Changes in Shareholders’ Equity. There is further discussion of unrealized losses on securities in the later section on Securities.

FINANCIAL CONDITION - FISCAL YEAR-END 2000 VERSUS 1999

Cash and Cash Equivalents

At year-end 1999, Alliance had an unusually high balance of cash and due from banks, totaling $18.6 million, due to its Year 2000 liquidity contingency plan. These excess balances were not needed for Year 2000 contingency purposes, and were reduced shortly after year-end. The balance of cash and due from banks averaged $8.9 million in 2000, compared to $7.2 million in 1999. The remainder of cash and cash equivalents during the year was held in short term investments. These investments are normally in overnight federal funds brokered through a program offered by the Bankers Bank Northeast, along with balances held in Federated Investors money market mutual funds. Additionally, in 2000, some short term investments were placed in money market preferred stock, which is eligible for the dividends received deduction for income tax purposes. Short term investments averaged $19.5 million in 2000, compared to $11.1 million in 1999. The short term investment balance of $19.5 million at year-end 2000 was being held in anticipation of reinvestment in longer term securities, purchased loans, and new loan originations. This reinvestment program was substantially completed shortly after year-end 2000.

Securities

Alliance invests in securities primarily to produce income, in conjunction with the loan portfolio. The primary market in which Alliance operates produces higher levels of deposits than of loans, and these excess deposits are most frequently invested in commercial loans originated by Alliance in central Connecticut and in investment securities. Securities purchases are made as an alternative to loan originations, depending on loan demand, market interest rates, and other asset/liability considerations. Investment securities also play a role in other aspects of asset liability management, including liquidity, interest rate sensitivity, and capital adequacy. Alliance also purchases 100% U.S. Government guaranteed loans as an alternative to securities, based on market conditions. These loans are discussed in the later section on Loans.

During 2000, the total portfolio of investment securities decreased by $4.6 million (5.7%) to $76.4 million at year-end 2000. This decrease was primarily due to the maturity of lower yielding government agency securities. The portfolio had grown by $17.3 million over the prior two fiscal years, as the Company invested excess deposits into its corporate securities portfolio. During that period, loan demand was moderate and loan interest spreads were narrower compared to corporate bond spreads. In 2000, the Company enjoyed strong loan demand, and loan interest spreads widened. As a result, the investment portfolio declined by $6.2 million during the first nine months of 2000, and then increased by $1.6 million in the fourth quarter as the Company began to invest its liquidity into longer term assets in anticipation of lower interest rates.

At year-end 2000, the portfolio primarily consisted of publicly traded corporate securities, with an amortized cost which totaled $62.8 million, or 77.8% of the total portfolio as of December 31, 2000. The remaining securities included $15.5 million (19.3% of total cost) of AAA rated securities, including government agency, mortgage, and asset backed securities, and $2.3 million (2.8% of total cost) of non-marketable common stock (invested in the Federal Home Loan Bank of Boston and the Bankers Bank Northeast).

The corporate securities portfolio includes trust preferred securities with a cost of $27.2 million, other corporate debt securities with a cost of $20.9 million, and corporate equity securities with a cost of $14.7 million. The trust preferred securities are concentrated in the bank and insurance industries. These securities generally have original maturities of 30 years, with 10 year call provisions, and are generally junior to other corporate debt. The other corporate debt securities are invested in financial institutions and real estate investment trusts. These securities generally have maturities in the 15-25 year range, are non-callable, and are senior unsecured debt of the issuers. The corporate equity securities are invested in financial institution callable preferred stock and in utility common stock. These equity securities are eligible for the dividends received deduction and provide a taxable equivalent cash yield similar to debt securities.

The Company’s policy for corporate debt securities is to purchase investment grade securities. At year-end 2000, the average corporate debt security rating was BBB+, unchanged from the prior year-end. Equity security purchases are targeted towards issues with reliable dividend expectations; the average ranking of these securities was A- at year-end 2000. The Company’s policy limits exposure to any one industry to 6% of assets, and to any corporate issuer to $1.5 million (excluding government agencies). The Company works with an investment advisor in managing the investment portfolio, and an Investment Committee of the Board meets quarterly to review the portfolio and investment strategies.

Securities purchased are normally classified as Available for Sale (AFS). On occasion, AFS securities are transferred to Held to Maturity (HTM) based on Management’s judgment that it has the intent and ability to hold the securities to maturity. The balance of HTM securities at year-end 2000 was comprised of securities which were transferred from AFS in 1999 and in 1994. During 2000, one corporate debt security with an amortized cost of $1.0 million was transferred from HTM to AFS due to evidence of significant deterioration in the issuer’s credit worthiness through downgrading by a credit agency and other relevant factors. This security continued to be held in the AFS category at year-end 2000 and was not deemed impaired by Management.

Securities purchased in 2000 totaled $12.2 million. Most of these purchases were near year-end, and consisted primarily of corporate debt and U.S. agency and mortgage backed securities with expected lives not exceeding ten years. Securities sold included $3.6 million of equities producing gross realized gains of $247 thousand and $3.8 million of debt securities producing gross realized losses of $211 thousand. Equity securities sold were utility common stocks, and debt securities sold were primarily trust preferred securities with maturities exceeding 30 years. Proceeds from amortization and maturities totaled $7.1 million, including $3.6 million of lower yielding government agency securities that matured in 2000.

During 2000, the average fully taxable equivalent yield on the investment portfolio measured 8.22%, compared to 7.60% in the prior year, and slightly below the 8.30% yield on the loan portfolio in 2000. The weighted average maturity of all debt securities was 23.2 years at year-end 2000, compared to 23.4 years at year-end 1999. Callable securities totaled $30.0 million at year-end 2000 compared to $35.4 million at year-end 1999. Callable securities are primarily trust preferred issues with ten year calls. The average expected life of the debt security portfolio was 13.3 years at year-end 2000. This was a significant decrease from the 18.1 year expected life at year-end 1999 due to the shorter average lives as a result of lower rates at year-end.

Management believes that the unrealized losses substantially relate to changes in capital markets rather than changes in the ongoing earnings and financial condition of the securities issuers. Additional unrealized gains or losses may result if there are further capital markets changes. Management anticipates that the securities portfolio will continue to contribute satisfactorily to the Company’s earnings and risk management objectives. The securities portfolio is closely monitored. The Company also monitors the effect of unrealized securities losses on total capital and on regulatory capital (see Capital Resources section). Management expects to evaluate opportunities to shorten the duration of the portfolio. Unrealized debt security gains are based on estimates provided by the Company’s securities accounting vendor, which is a large correspondent bank. Actual market prices may differ from these estimates.

At year-end 2000, the Company owned four corporate debt securities which had ratings below investment grade as a result of downgrades, primarily due to acquisition related activities of the issuers. The amortized cost of these securities totaled $4.0 million, and the unrealized loss on these securities totaled $1.5 million. Included in these securities is the one security transferred from HTM to AFS in 2000. All of these securities continue to perform in accordance with their terms, and none of them are deemed impaired by Management.

On January 1, 2001, the Company implemented SFAS 133, Accounting for Derivative Instruments and Hedging Activities. This implementation is described in the Subsequent Events note to the Consolidated Financial Statements. Under the provisions of SFAS 133, the Company had a one-time opportunity to reclassify securities out of HTM. Management elected to transfer from HTM to AFS a total of $13.5 million in securities, with a net unrealized loss of $1.9 million. These were primarily longer term debt securities that Management chose to make available for sale in the event that conditions became favorable to shorten the duration of the portfolio. This transfer resulted in a $0.4 million net increase in the net accumulated other comprehensive loss recorded in shareholders’ equity. At the same time as this transfer, Management also decided to transfer $7.0 million of AFS securities to HTM; the net unrealized gain on these securities was $0.1 million. These were primarily government agency and mortgage backed securities with shorter durations that the Company has the intent and ability to hold to maturity.

Lending Activities

December 31 (dollars in millions)	2000		1999		1998		1997		1996

Residential mortgages	$58.3	25.5%	$54.2	28.3%	$57.6	31.2%	$39.3	25.0%	$41.7	28.2%
Commercial mortgages	73.9	32.4	52.7	27.5	46.7	25.3	45.5	28.9	40.5	27.4
Other commercial loans	38.7	17.0	35.0	18.2	25.1	13.6	18.3	11.6	15.3	10.4
Consumer loans	35.6	15.6	33.8	17.7	32.5	17.6	29.5	18.7	26.1	17.7

Total regular loans	206.5	90.5	175.7	91.7	161.9	87.7	132.6	84.2	123.6	83.7
Government guaranteed loans	21.8	9.5	15.9	8.3	22.8	12.3	24.9	15.8	24.2	16.3

Total loans	$228.3	100.0	$191.6	100.0	$184.7	100.0	$157.5	100.0	$147.8	100.0

14

Alliance places primary emphasis on the origination of good quality loans as the basis of its strategy for growth and profitability. The chief focus is on originating commercial loans, which have higher balances and higher yields, and which provide the opportunity for cross sales of deposits and other banking products. Alliance originates commercial loans within its primary market, as well as throughout Connecticut (excluding Fairfield County) and in south-central Massachusetts. Alliance also actively promotes consumer loans, chiefly home equity loans and lines of credit, to households in and around its primary market. Alliance also originates residential mortgage loans, some of which are sold on a servicing released basis at origination to secondary market investors. The residential mortgage market is highly competitive and cyclical, with the narrowest loan spreads. In addition to the above types of loans, which are referred to as “regular loans,” Alliance also purchases 100% government guaranteed loans as an alternative to investment securities; these are individual loans purchased in the secondary market, most of which are serviced by a master servicer under contract to the SBA (Small Business Administration). These loans are backed by guarantees from the SBA or the USDA (United States Department of Agriculture).

Alliance experienced strong demand for commercial loans in 2000. Total commercial loans closed representing new funds were $47.1 million in 2000, compared to $42.9 million in the prior year. Growth in loan outstandings included higher closings, and a higher funding rate on commitments. Total commercial loans grew by $24.9 million (28.4%) in 2000, including growth of $21.1 million (40.2%) in commercial mortgage loans. New commercial mortgages generally are underwritten with twenty year amortizations, ten year maturities, minimum debt service coverage of 1.25%, maximum loan to value of 75%, and guarantees from the principals. Pricing is normally based on a spread over the five year Federal Home Loan Bank rate. Commercial mortgage growth included an increase of $5.1 million in participations purchased from correspondent banks. The $3.7 million (10.7%) growth in other commercial loans was due to a $5.9 million increase in construction/permanent mortgages, which totaled $8.2 million at year-end 2000. Loans outstanding to the largest relationship totaled $4.1 million. Alliance does not purchase interests in syndicated loans or other types of shared national credits, and it does not purchase commercial loans in the secondary market except for 100% Government guaranteed loans.

Total commercial loans outstanding to the ten largest relationships were $28.0 million, or 24.9% of total commercial loans at year-end 2000. Primary commercial loan concentrations by industry sector included real estate companies ($33.6 million), management companies ($12.6 million), entertainment/recreation companies ($12.6 million), and construction companies ($11.6 million). Alliance expects to continue pursuing selective growth in commercial loans. Management continues to evaluate risk carefully in anticipation of a possible slowdown in economic conditions. In accordance with Bank policy, all loans over $1.0 million are approved by the Board of Directors, and all loans approved by the Board are reviewed by an external third party to verify compliance with approval and documentation requirements.

Total loans originated in the consumer sector declined in 2000, due in part to reduced customer demand as a result of higher interest rates. Also, total residential mortgages closed declined by $5.2 million (23.0%) to $17.4 million. However, the residential mortgage portfolio increased by $4.1 million (7.5%) because more loans were retained in portfolio, totaling $9.8 million in 2000 compared to $6.6 million in 1999. As a result, total mortgages sold into the secondary market decreased to $7.6 million from $16.0 million, resulting in a reduction in secondary market fee income.

Total consumer loans closed (including home equity lines of credit) declined by $10.2 million (48.3%) to $10.9 million in 2000. Most of the decline in consumer loans was in home equity lines of credit, where volume was also affected by more competitive pricing conditions in the Company’s markets. Consumer loan originations include “free-refi” first mortgages which are processed similarly to other consumer loans, but are included with residential mortgages in the Consolidated Financial Statements.

The average balance of total loans increased by 12.7% in 2000, compared to the 19.1% increase in the year-end balance. This reflects the higher proportion of commercial loans closed and drawn down in the second half of 2000. It also reflects the purchase of government guaranteed loans near the end of the year, when the Company began the process of reinvesting short term assets into investment securities and government guaranteed loans. The average yield on loans increased to 8.30% in 2000 compared to 7.88% in 1999. The prime interest rate increased by 1% in 2000 from 8.50% to 9.50% due to hikes in the first half of the year. The higher loan yield reflects the higher prime rate and the higher concentration of commercial loans. The average interest rate on non-prime based commercial loans originated in 2000 was 8.71%, compared to 8.13% in 1999.

Most of the Company’s loans are secured by real estate. Total real estate secured loans were $187.1 million, measuring 90.6% of total regular loans at year-end 2000. Local real estate markets have improved in recent years, with rising prices and higher transactions volumes. The Company’s underwriting policies generally limit the loan-to-value based on a recent appraisal to 80% for residential properties and to 75% for commercial properties. Both the residential and commercial real estate markets were viewed as orderly in 2000, with a general balance between supply and demand.

Total commitments to extend credit were $57.4 million at year-end 2000, compared to $61.6 million at the prior year-end. These commitments include unadvanced amounts on lines of credit, which may not be used. Outstanding commitments to close newly approved loans totaled $11.6 million at year-end 2000, a decrease of $1.0 million (7.9%) compared to the prior year-end.

Nonperforming Assets

December 31 (dollars in millions)	2000	1999	1998	1997	1996

Nonaccruing loans	$1.1	$1.2	$0.6	$2.1	$3.4
Foreclosed assets	—	0.1	0.1	0.6	1.0

Total nonperforming assets	$1.1	$1.3	$0.7	$2.7	$4.4

Nonperforming assets as a percentage of total assets	0.3%	0.4%	0.2%	1.1%	1.9%

Total nonperforming assets remained at comparatively low levels throughout 2000, reflecting the strong economic conditions enjoyed by the industry for the past several years. Year-end nonaccruing residential mortgages totaled $608 thousand, measuring 1.04% of total mortgages, and nonaccruing commercial loans totaled $520 thousand, measuring 0.46% of total commercial loans. There were $2 thousand of nonaccruing consumer loans. Loans delinquent 30-89 days totaled $3.6 million at year-end 2000, measuring 1.72% of total regular loans, compared to 1.08% at the prior year-end. At year-end 2000, this balance included one loan relationship totaling $675 thousand which was an accruing primary market loan guaranteed by the SBA which was in a workout status, along with a $331 thousand loan which was in the process of being refinanced. At year-end 2000, accruing loans included $1.0 million of commercial classified loans with a potential to become nonperforming based on identified credit weaknesses (including the above SBA loan). This total decreased from $1.8 million at the prior year-end.

Allowance for Loan Losses

December 31 (in thousands)	2000	1999	1998	1997	1996

Beginning balance	$ 3,200	$ 3,060	$ 3,000	$ 2,850	$ 2,340
Charge-offs:
Residential mortgages	(85)	(28)	(150)	(108)	(74)
Consumer	(22)	(114)	(200)	(366)	(273)
Commercial	(107)	(4)	(51)	(294)	(220)

Total Charge-offs	(214)	(146)	(401)	(768)	(567)

Recoveries:
Residential mortgages	22	0	1	11	12
Consumer	29	31	101	45	61
Commercial	28	18	180	33	26

Total Recoveries	79	49	282	89	99

Net Charge-offs	(135)	(97)	(119)	(679)	(468)
Provision for losses	335	237	179	829	978

Ending balance	$ 3,400	$ 3,200	$ 3,060	$ 3,000	$ 2,850

The total allowance for loan losses increased to $3.40 million at year-end 2000, compared to $3.20 million a year earlier. For the past three years, net loan chargeoffs and nonperforming loans have been at comparatively low levels. While the allowance has increased each year, the ratio of the allowance to regular loans has declined in recognition of the improving composition of the portfolio.

The methodology for the determination of the allowance for loan losses is described in Item 1 Part I of this report. The allowance is primarily determined based on an analysis of loan pools, along with the establishment of a separate reserve for impaired commercial loans. The methodology for analysis of loan pools was revised in 2000; this revision took into consideration proposed guidelines from the Federal Financial Institutions Examination Council. In allocating the allowance for loan losses, amounts allocated to individual pools of loans are based on the size of each pool, the expected average life of each pool, the inherent annual loss rate based on an assessment of historic losses for that pool, and Management’s assessment of current environmental conditions that could affect individual loan categories.

December 31 (dollars in thousands)	2000		1999		1998		1997		1996

Allowance for loan losses by type of loan: Residential mortgage	$525	15.4%	$442	13.8%	$334	10.9%	$202	6.7%	$304	10.7%
Consumer	326	9.6	449	14.0	426	13.9	399	13.3	416	14.6
Commercial	2,021	59.4	1,842	57.6	1,340	43.9	1,749	58.3	1,860	65.3
Unallocated	528	15.6	467	14.6	960	31.3	650	21.7	270	9.4

Total	$3,400	100.0	$3,200	100.0	$3,060	100.0	$3,000	100.0	$2,850	100.0

The allowance absorbs net loan chargeoffs, which totaled $135 thousand in 2000, compared to $97 thousand in 1999. The allowance is augmented by the provision for loan losses, which totaled $335 thousand in 2000, compared to $237 thousand in 1999. As a percentage of year-end balances, the allowance decreased for commercial and consumer loans and increased for residential mortgage loans. The commercial allowance had increased in 1999 to 2.10% of loans due to a higher level of impaired and substandard loans, which decreased in 2000. The year-end 2000 commercial allowance at 1.80% of loans is similar to the level of 1.86% at the beginning of 1999. The consumer allowance declined to 0.91% of loans at year-end 2000, after ranging from 1.31 – 1.35% of consumer loans in the prior several years. This decrease is consistent with the negligible recent losses and nonaccruals in the consumer portfolio, and it reflects the shift in the portfolio toward lower risk real estate secured loans, together with the reduced risk from the seasoned mobile home loan portfolio which had generated most of the prior losses. The increase in 2000 to 0.90% in the ratio of the mortgage allowance to mortgage loans followed an increase in the previous year. This is consistent with the higher incidence of delinquent loans in this category, the longer expected life of this portfolio, and the ongoing annual loss trends. No reserves are assigned to purchased government guaranteed loans. The unallocated component of the allowance measured 15.5% of the total allowance at year-end 2000, compared to 14.6% at the prior year-end. Factors considered in this increase included uncertainties relating to the economy. While loan performance has been strong for several years, these results have been achieved during a period of record prosperity, which appeared to be softening at year-end 2000. Regulatory advisories published to the industry in the fourth quarter demonstrated the increased uncertainty regarding the inherent losses in the portfolio.

The impaired loan allowance is included with the total commercial loan allowance in the accompanying tables. Total impaired loans were $1.2 million at year-end 2000, compared to $1.0 million at the prior year-end. The valuation allowance on impaired loans was $112 thousand and $280 thousand at year-end 2000 and 1999, respectively.

Net chargeoffs were a comparatively low .06% of average loans in 2000, compared to .05% in 1999. The allowance provided adequate coverage of chargeoffs based on historic experience. The ratio of the allowance to total regular loans measured 1.65% at year-end 2000, compared to 1.82% at the prior year-end. The ratio of the allowance to nonaccruing loans measured 301% at year-end 2000, compared to 263% at the prior year-end. The allowance was deemed adequate to have acceptable coverage of the risks inherent in the nonperforming loan portfolio, which was comprised primarily of residential mortgages and secured commercial loans at year-end 2000.

Net charge-offs as a percentage of average loans by type:	2000	1999	1998	1997	1996

Residential mortgage	0.11%	0.05%	0.32%	0.24%	0.15%
Consumer	(0.02)	0.25	0.32	1.21	0.84
Commercial	0.08	(0.02)	(0.20)	0.46	0.34
Total	0.06	0.05	0.07	0.46	0.31
Allowance as a percentage of
outstanding loans by type:
Residential mortgage	0.90%	0.82%	0.58%	0.51%	0.75%
Consumer	0.91	1.33	1.31	1.35	1.59
Commercial	1.80	2.10	1.86	2.74	3.33
Unallocated	—	—	—	—	—
Subtotal Regular Loans	1.65	1.82	1.89	2.26	2.33
Government guaranteed loans	—	—	—	—	—
Total	1.49	1.67	1.66	1.91	1.95

17

Deposits and Borrowings

December 31 (dollars in millions)	2000	1999	% change

Demand deposits	$ 30.3	$ 25.7	17.8%
NOW deposits	32.0	26.1	22.6
Money market deposits	38.7	35.3	9.6
Savings deposits	46.9	44.2	6.0
Time deposits ‹ $100 thousand	110.1	102.1	7.9
Time deposits >= $100 thousand	22.5	18.0	25.4

Total deposits	$ 280.5	$ 251.4	11.6%

Personal	$ 234.1	$ 211.4	10.8
Commercial	40.9	36.4	12.5
Municipal	5.5	3.6	50.7

Total deposits	$ 280.5	$ 251.4	11.6%

Total deposits increased by $29.1 million (11.6%) in 2000. The growth of total deposits was primarily attributable to new branches, which recorded deposit increases of about $19.3 million during the year. In addition to deposit promotions in new offices, Alliance also offered travel package incentives and ATM fee reductions during 2000 in transaction account promotions. Alliance also increased its advertising and radio promotions during the year. Deposit growth was also aided by growth in the commercial customer base, leading to a 16.0% increase in commercial and municipal account balances at year-end. Time deposit growth of $12.6 million (10.5%) was boosted by price promotions of time accounts in mid-year 2000 to fund increased loan originations at that time.

Total average deposit balances increased by $22.5 million (9.3%) in 2000. Average transaction account balances increased by $8.8 million (18.2%) in 2000. Average money market and savings balances increased by $7.3 million (9.8%), and average time account balances increased by $6.5 million (5.4%) during this same period. The average cost of interest bearing deposit accounts increased to 4.26% in 2000 from 4.04% in 1999 due to higher rates paid on money market accounts and renewing time deposits. Growth in lower cost transactions accounts helped to reduce the impact of these higher rates on the overall cost of funds.

Most of the increase in time accounts was concentrated in accounts with maturities of over one year. However, at year-end 2000, accounts with a remaining maturity of one year or less accounted for most of the time account increase. This shift in time accounts contributed to the Company’s higher one year interest rate sensitivity. Total jumbo time accounts (over $100 thousand) increased by $4.5 million to $22.5 million at year-end 2000, compared to $18.0 million at year-end 1999. This reflected market growth; the Company does not normally promote higher rate jumbo account programs, and does not solicit wholesale deposits outside of its market area.

In addition to its on-balance sheet offerings, Alliance also offers a commercial sweep product which automatically sweeps excess deposit balances into money market mutual funds. This allows the Company to provide higher rate overnight investments as part of its overall business transaction account product mix. At December 31, 2000, sweep balances totaled $12.6 million, a $1.6 million (1.1%) decrease from a year earlier. The commercial sweep product provides a comparatively strong competitive offering in the Company’s market, and is a an important component of the Company’s commercial relationship strategy. Sweep balances often total up to 35% of the total commercial funds deposited in or invested through the Company.

During 2000, the Company repaid $3.5 million in maturing FHLBB advances with a 6.11% interest rate. The Company borrowed $6.0 million in new five year advances with an average interest rate of 7.05%. At year-end 2000, the Company had $32.5 million in callable FHLBB advances which were expected to be called at their initial call date based on current interest rates, including $10.0 million in 2001 and $7.5 million in 2002. Alliance uses the FHLBB to provide medium term advances to fund medium term loans and investments. The Company anticipates that it will replace any FHLBB advances which are called with new FHLBB advances at current market rates. In March, 2000 Alliance issued a $3.5 million trust preferred security at a rate of 10.88%. This obligation has a thirty year maturity and is callable after ten years at an initial premium of 5.0%, which reduces subsequently. Most of the proceeds of this security are included in Tier 1 Capital for Alliance, and the proceeds were downstreamed to provide equity capital to the Bank.

Interest Rate Risk

The Company’s most significant form of market risk is interest rate risk. Interest rate risk is the sensitivity of net interest income to fluctuations in interest rates over both the short-term and long-term horizons. The actual behavior of the Company’s assets and liabilities, and the extent of movement of interest rates, are uncertainties that could have a negative impact on the earnings of the Company.

Alliance manages its assets and liabilities to maximize net interest income, while also giving consideration to interest rate risk, liquidity, capital adequacy, customer demand, and other market factors. Alliance has an Asset/Liability Committee (ALCO) which meets weekly. ALCO establishes policy, sets interest rates and product prices, monitors the balance sheet, and establishes goals and strategies. On a monthly basis, the Board of Directors reviews key Asset/Liability ratios and ALCO minutes, and on a quarterly basis the Board reviews interest rate sensitivity reports, related assumptions, and ALCO strategies.

The following table presents a breakdown of the Company’s interest rate sensitive assets and liabilities on December 31, 2000 by specific timeframes and cumulatively, based on the assumptions used in the dynamic model. This table is used to assess the overall repricing sensitivity of the portfolio, which is primarily measured by the interest rate gap for each timeframe. The Company’s policy limits the one year interest rate gap as a percentage of earning assets, establishing an acceptable range for this ratio of (15%) — 10%. Maintaining a one year gap within this range is generally consistent with the 10% earnings at risk limit discussed above. As the table shows, the one year gap measured ($4) million (1% of earning assets), indicating liability sensitivity, at December 31, 2000. The one year gap was $18 million (6% of earning assets) at the prior year-end, adjusted for excess liquidity invested in non-interest bearing accounts in conjunction with the Company’s Year 2000 liquidity plan.

	Total
Interest Rate Sensitivity - Repricing Horizon	Within	1-5	Over 5
(dollars in millions)	One Year	Years	Years

December 31, 2000

Earning Assets:
Loans	$ 95	$ 75	$ 58
Securities available for sale	7	8	38
Securities held to maturity	3	2	18
Other assets	20	—	—

Total earning assets	$ 125	$ 85	$ 114

Interest Rate Swap	—	—	—
Funds Supporting Earning Assets:
NOW deposits	$ —	$ 6	$ 26
Savings & Money Market	39	9	37
Time deposits ‹ $100,000	66	44	—
Time deposits >= $100,000	13	10	—
Borrowings	11	24	12
Non-interest bearing funds	—	—	27

Total funds supporting earning assets	$ 129	$ 93	$ 102

December 31, 2000

Gap for period	$ (4)	$ (8)	$ 12
Cumulative gap	(4)	(12)	—
Cumulative gap as percent of total earning assets	(1%)	(4%)	—

Maintaining a relatively predictable twelve month forward stream of earnings is the main priority of the planning process. Within this framework, the gap will be adjusted to maximize income based on expected increases or decreases in interest rates. In recent years, interest rates have decreased to the lowest levels in several decades. The Company has primarily focused on the risk of short term upward spikes in interest rates, although the long term prospect continues to generally favor comparatively low rates. Accordingly, the Company generally prefers a positive one year interest rate gap, which will allow it to increase earnings in an upward rate environment such as the one prevailing at year-end 1999. Based on expectations of declining rates at year-end 2000, the Company adjusted its one year gap to a liability sensitive position, primarily by relying more on short term deposits, with one year funds providing 39.8% of total funding of earning assets, compared to 38.4% at year-end 1999. Additionally, adjusted short term assets were reduced to 38.5% of earning assets at year-end 2000, compared to 41.2% at year-end 1999. These funds were shifted into assets over five years. The Company manages optionality in both its assets and liabilities. Due to this optionality, the economic value of equity decreases in the event of large interest rate changes in either direction; this scenario is viewed by the Company as unlikely over the long term.

The primary strategies utilized by the Company in managing its interest rate risk include adjusting the pricing of loans and deposits, timing the execution of securities purchases and borrowings, and varying the amount of cash and equivalents. At year-end 2000, the Company was in the process of investing its short term assets into long term assets in order to increase liability sensitivity.

See also Item 7A.

Liquidity and Cash Flows

The Company’s primary source of funds is dividends from the Bank, and its primary use of funds is dividends to shareholders and semi-annual interest payments on its trust preferred securities. Dividends from the Bank are primarily paid from current period cash earnings of the Bank, and secondarily from other liquid assets of the Bank. Dividends from the Bank to the Company are subject to restrictions as is further described in the Shareholders’ Equity note to the consolidated financial statements. In 2000, the issuance of a $3.5 million trust preferred obligation was an additional source of funds to Alliance. These proceeds were used to provide an additional equity investment in the Bank.

Liquidity is also needed by the Bank to fund loan originations and the use of credit commitments, along with deposit withdrawals and maturing borrowings. The Bank manages its day-to-day liquidity by maintaining short term investments and/or utilizing short term borrowings. In addition to its FHLBB relationship, the Bank maintains $27 million in credit facilities for short term borrowings and repurchase agreements. Additionally, the Bank is eligible to obtain short term advances from the Federal Reserve Bank of Boston. Over the year, loan originations and asset purchases are funded by amortization of loans and investments, as well as by deposit growth and FHLBB borrowings. In 2000, the primary uses of funds were the origination of loans and drawdowns on loan commitments, and the primary sources of funds were growth in the various categories of deposits. In the event of additional funds needs, the Bank could choose to liquidate short term investments or to obtain funds from the investment portfolio either by selling securities available for sale or obtaining loans backed by investment securities. Additionally, the portfolio of government guaranteed loan certificates represents a readily marketable pool of assets.

During 2000, the Bank maintained comparatively high levels of short term investments, which averaged $19.6 million for the year. This provided the Bank with ample liquidity for day to day operations, and there was accordingly minimal use of short term borrowings. Beginning near the end of 2000, the Bank initiated a program to reinvest short term assets into longer term purchased assets, including investment securities and government guaranteed loans. The Bank expects to operate with a lower level of short term investments and to have more reliance on short term borrowings to manage daily liquidity in the future. The Bank did not encounter any unusual liquidity needs during the Year 2000 event, and the Year 2000 liquidity plan was completed satisfactorily.

Capital Resources

Total shareholders’ equity increased by $3.8 million in 2000, reversing a decrease of $3.8 million in 1999. In 2000, net income of $3.2 million was supplemented by $1.1 million of other comprehensive income due to unrealized securities gains (see additional information in Securities section of this discussion).

Capital ratios for the Company and the Bank exceeded all applicable regulatory requirements for all periods presented. At December 31, 2000, the Risk Based Capital Ratios for the Company and the Bank were 11.7% and 11.5%, respectively, compared to the Company’s minimum objective of 10.0% and to the regulatory minimum requirement of 8.0%. Risk based capital was supplemented by the issuance of a capital trust security in 2000. Throughout 2000, the Company and the Bank were classified as “Well Capitalized” in accordance with federal capital regulators.

Book value per share increased to $7.77 at the end of 2000, compared to $6.21 at the end of 1999, including ($1.94) per share in accumulated other net comprehensive income at year-end 2000. The ratio of equity to assets increased to 5.20% at year-end 2000, compared to 4.67% at year end 1999. As discussed in the Interest Rate Sensitivity section, the Company evaluates the overall sensitivity of its portfolio to interest rate risk and manages the economic value of equity at risk within policy guidelines, and in conjunction with goals for the level of earnings and the amount of earnings at risk.

In recognition of continued earnings growth, the Company increased the quarterly cash dividend to 7.0 cents per share, from 6.0 cents per share, beginning in the second quarter of 2000. The dividend was then increased to 7.5 cents per share in the fourth quarter of 2000. The dividend payout ratio increased to 19.8% in 2000, from 18.1% in 1999, and measured 20.8% in the most recent quarter.

In 2000, Alliance issued a $3.5 million trust preferred obligation which contributed to regulatory capital for the Company and the Bank, but which is accounted for as long term debt, and which pays interest at 10.88%, which is tax deductible. This form of financing allowed the Company to improve regulatory capital levels using an instrument with the lower costs associated with debt financing, as compared to equity financing.

Impact of New Accounting Standards

Certain new accounting standards apply to future period reporting, as is more fully discussed in the Recent Accounting Developments section of the Summary of Significant Accounting Policies in the notes to the Consolidated Financial Statements.

COMPARISON OF 1999 VERSUS 1998

Alliance reported record net income of $2.92 million for the year 1999 ($1.23 per diluted share), up 14.2% from 1998 earnings of $2.56 million ($1.03 per diluted share). 1999 marked the fourth consecutive year of record earnings. Diluted earnings per share increased by 19.4% in 1999 compared to 1998, including the benefit of a stock repurchase in 1998. Dividends declared in 1999 totaled $0.23 per share, a 35.3% increase over the $0.17 per share total in 1998.

Accomplishments in 1999 included the successful opening of four new offices serving Tolland, Vernon, Hebron, and South Windsor. During 1999, Alliance recorded growth of $13.8 million (8.5%) in total regular loans (excluding purchased government guaranteed loans). This was primarily due to growth of $15.8 million in total commercial loans, representing a 22.0% increase in the commercial loan portfolio. Alliance expanded its commercial lending division and actively solicited business throughout its primary market and the central Connecticut area.

During 1999, total assets grew by 8.2% to $306.9 million. This reflected growth in loans and deposits, and resulted in a 14.6% increase in the Company’s net interest income. Net interest income in the second half of 1999 increased at an annualized rate of 21.7% compared to the first half of the year, due to stronger market conditions and the impact of new branch openings. The average balance of deposit accounts excluding time accounts increased by 22.8% in 1999. Together with the 22.0% increase in commercial loans noted above, these increases contributed to a substantial improvement in the Company’s earnings fundamentals.

During the year 1999, Alliance recorded growth of $11.4 million (4.8%) in deposits. This was due to an increase of $12.7 million in savings and money market deposits. 1999 results also included the benefit of a $5.4 million (12.5%) increase in average transaction account balances. Deposit growth resulted both from promotions and account growth in new branches. By emphasizing lower cost accounts, Alliance achieved deposit growth while decreasing deposit interest expense by $153 thousand (1.7%).

During 1999 and 1998, several peer competitors in central Connecticut were acquired by larger institutions. Additionally, the market was impacted by the merger of New England’s two largest banks, and the subsequent divestiture of branches by Fleet Boston to Sovereign Bank. Additionally, after the end of 1999, a very public battle over ATM surcharges resulted in the first-time imposition of ATM surcharges by large banks in Connecticut, which was one of only two states with remaining surcharge bans. The effects of consolidation and fee increases provided opportunities for Alliance to pursue market share growth and expansion of its branch market.

Alliance recorded an increase of $266 thousand (21.7%) in service charges and fees in 1999 compared to 1998. This was primarily due to an increase in commercial loan prepayment fees. Net gains on securities and other assets totaled $190 thousand in 1999 compared to $1.19 million in 1998. Gains recorded in 1998 resulted from securities gains, realizing the benefits of strongly improving market valuations and active portfolio management. Total non-interest expense increased by $418 thousand (5.7%) in 1999, compared to 1998. Increases were recorded in most categories, due to the addition of new offices and other growth in the Company. The efficiency ratio (non-interest expense as a percentage of tax equivalent interest and fee income) decreased to 62.7% in 1999, compared to 67.5% in 1998. This reflected the lower growth rate of expenses compared to revenues, in keeping with the Company’s strategy to enhance profitability through growth. Income tax expense decreased by $259 thousand (19.0%) in 1999 compared to 1998. This reflected the benefit of the formation of a passive investment corporation in 1999.

Total assets grew by $23.4 million (8.2%) in 1999. In addition to growth in regular loans, Alliance also recorded growth of $7.0 million in total investment securities, $2.4 million in cash and equivalents, and $5.9 million in other assets (including $2.5 million in bank owned life insurance and growth of $3.0 million in net deferred tax assets). Purchased government guaranteed loans decreased by $6.9 million due to runoff. Total borrowings increased by $16.0 million, including medium term borrowings from the Federal Home Loan Bank of Boston and a $3.5 million trust preferred debenture. Shareholders’ equity totaled $14.3 million at year-end 1999, compared to $18.2 million at year-end 1998. This decrease was due to net unrealized losses on securities as a result of declines in the market value of investment securities available for sale. Excluding these changes, return on equity measured 15.9% for the year 1999. The Company’s capital remained in excess of all regulatory requirements throughout 1999. The $3.5 million trust preferred debenture provided additional Tier 1 equity capital at an after tax rate of 6.2% which compared favorably with other sources of regulatory capital and without diluting common equity. This trust preferred debenture restored the Company to a “Well Capitalized” status under federal regulations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To measure and manage its interest rate risk, Alliance uses a quarterly dynamic simulation model. This model evaluates changes in income which might result from different levels of rate shocks. Income is modeled on a monthly basis over 24 months in order to assess this sensitivity. As a proxy for long term income, the model utilizes discounted cash flows to measure the economic value of assets and liabilities, and determines the value of equity at risk under rate shock scenarios. An assessment of income at risk and equity at risk are the two primary tools that Alliance uses to manage interest rate sensitivity.

The simulation model depends on numerous assumptions regarding the shape of the yield curve; the pricing characteristics of loans, securities, deposits and borrowings; prepayments and calls on loans, securities, and borrowings; and changes in balance sheet mix. Assumptions are made for each major category of interest bearing assets and liabilities regarding their expected average lives, their repricing frequencies and characteristics (including the optionality of prepayment speeds and call provisions), and reinvestment expectations. In assessing its modeling assumptions, Alliance draws on secondary market information, peer group comparisons, and a review of actual product behaviors over the last ten years. Modeling assumptions involve significant estimations and uncertainties, and actual results may differ from estimated results. Factors which could cause such differences include economic conditions, banking industry profitability and competitive factors, changing consumer preferences, and changes in capital markets behavior.

The simulation model evaluates changes in income which might result from different levels of rate shocks. Policy limits are set with a primary focus on the simulated impact of a 2.0% sudden rate shock on annualized net interest income (earnings at risk) and on the economic value of financial instruments (equity at risk). The Company’s policy establishes a 10% limit on a decrease in annual net interest income as a result of either a positive or negative 2.0% rate shock. The Company was within this limit at December 31, 2000. Net interest income was estimated to decline by 9.0% for a 2.0% decrease in interest rates; net interest income increased for a 2.0% increase in interest rates. The economic value of financial instruments is based on a net present value calculation of long term simulated interest income and expense. The Company’s policy establishes a limit on a decrease in the economic value of equity equal to 2.5% of total assets. At year-end 2000, the estimated economic value of equity decreased by 2.9% of total assets for a 2.0% decrease in interest rates; the economic value of equity decreased by 0.7% of total assets for a 2.0% increase in interest rates. The Company was also within the above income and equity at risk limits throughout the year, and at year-end 1999. The year-end 2000 equity at risk was approved as an exception based on anticipated improvements as a result of the reinvestment of short-term investments into investment securities and loans in progress at year-end.

See also Interest Rate Risk section in Item 7.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Exhibit 99.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference from Alliance’s Proxy Statement for the 2001 Annual Meeting of the Shareholders to be filed with the Securities and Exchange Commission.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference from Alliance’s Proxy Statement for the 2001 Annual Meeting of the Shareholders to be filed with the Securities and Exchange Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference from Alliance’s Proxy Statement for the 2001 Annual Meeting of the Shareholders to be filed with the Securities and Exchange Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from Alliance’s Proxy Statement for the 2001 Annual Meeting of the Shareholders to be filed with the Securities and Exchange Commission.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	All schedules have been omitted as the required information is either included herein or in the Proxy Statement, or is inapplicable.

(b)	Reports on Form 8-K for Fourth Quarter

On October 25, 2000, the Company filed with the Securities and Exchange Commission a Form 8-K reporting, under Item 5, an appointment to the Board of Directors to fill a vacancy.

(c)	Exhibit Index

The exhibits listed below are included in this report or are incorporated herein by reference to the identified document previously filed with the Securities and Exchange Commission as set forth parenthetically.

3(i)	Certificate of Incorporation of Registrant (Exhibit 99.1 to the Registration Statement on Form 8-A filed September 23, 1997).

3(ii)	Bylaws of Registrant (Exhibit 99.2 to the Registration Statement on Form 8-A filed September 23, 1997).

10(i)	Change in Control Agreement between Tolland Bank and Joseph H. Rossi, dated January 5, 1996 (Exhibit 10(i) to the Report on Form 10-K filed March 27, 1998).

10(ii)	1997 Stock Incentive Plan for Directors, Officers and Key employees (Exhibit 4.3 to the Registration Statement on Form S-8 filed November 6, 1997).

10(iii)	Supplemental Executive Retirement Plan and Agreement between Tolland Bank and Joseph H. Rossi, dated December 14, 1999. (Exhibit 10(iii) to the report filed with the SEC on Form 10-K on March 30, 2000).

10(iv)	Directors’ Deferred Compensation Plan (Exhibit 10(iv) to the Report on Form 10-K filed on March 27, 1998).

10(v)	1999 Stock Option Plan for Non-Employee Directors (Exhibit 4.3 to the Registration Statement on Form S-8 filed October 28, 1999).

10(vi)	Cash Bonus Plan (Exhibit 10(vi) to the Report on Form 10-K filed on March 27, 1998).

21.	Subsidiaries of Registrant. Tolland Bank is a Connecticut chartered savings bank. Alliance Capital Trust I and Alliance Capital Trust II are Delaware Statutory Business Trusts. Asset Recovery Systems, Inc. and Tolland Investment Corporation are Connecticut corporations.

23.	Independent Auditors’Consent

27.	Financial Data Schedule. See Annual Report to Shareholders dated December 31, 2000 and Form 10-K (page 41).

99.	Consolidated Financial Statements of the Registrant. See Annual Report to Shareholders dated December 31, 2000 and Form 10-K (pages 20-40).

24

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 2001.

ALLIANCE BANCORP OF NEW ENGLAND, INC. by /s/ Joseph H. Rossi —————————————— Joseph H. Rossi President/CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors and officers on behalf of the Company on February 27, 2001:

/s/ Robert C. Boardman —————————————— Robert C. Boardman Director	/s/ Kenneth R. Peterson —————————————— Kenneth R. Peterson Vice Chairman

/s/ Joseph P. Capossela —————————————— Joseph P. Capossela Director	/s/ Matthew L. Reiser —————————————— Matthew L. Reiser Director

/s/ William E. Dowty, Jr. —————————————— William E. Dowty, Jr. Director	/s/ Mark L. Summers —————————————— Mark L. Summers Director

/s/ D. Anthony Guglielmo —————————————— D. Anthony Guglielmo Director	/s/ Joseph H. Rossi —————————————— Joseph H. Rossi Director/President/CEO

/s/ Reginald U. Martin —————————————— Reginald U. Martin Director	/s/ David H. Gonci —————————————— David H. Gonci Senior Vice President/Chief Financial Officer/Treasurer

/s/ Douglas J. Moser —————————————— Douglas J. Moser Director	/s/ Richard B. Troutman —————————————— Richard B. Troutman Controller/Tolland Bank

/s/ Patricia A. Noblet —————————————— Patricia A. Noblet Director

25