Form 10-Q
period 2001-03-31
ALLIANCE BANCORP OF NEW ENGLAND INC
filed 2001-05-15
CIK 1046002

FORM 10-Q

United States Securities and Exchange Commission
Washington, DC 20549
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2001
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

As of May 10, 2001, Alliance Bancorp of New England had 2,331,100 shares of common stock outstanding.

1

Alliance Bancorp of New England, Inc. Consolidated Selected Financial Data (Unaudited)

	As of and for the three months ended March 31,
	2001		2000

For the Quarter (in thousands)
Net interest income	$ 3,091		$ 2,808
Provision for loan losses	72		87
Service charges and other income	312		310
Net gain on securities and other assets	36		104
Non-interest expense	2,201		2,084
Net income	$ 827		$ 771

Per Share
Earnings - basic	$ 0.35		$ 0.33
Earnings - diluted	0.35		0.33
Dividends declared	0.07	5	0.06
Book value	8.37		6.77
Common stock price:
High	9.38		9.25
Low	8.37		6.88
Close	9.25		8.38

At Quarter End (in millions)
Total assets	$ 350.5		$ 320.0
Total loans	240.9		198.0
Other earning assets	89.2		101.4
Deposits	283.4		259.6
Borrowings	45.5		43.0
Shareholders’ equity (a)	19.5		15.6

Operating Ratios (in percent)
Return on average equity	18.36%		20.63%
Return on average assets	0.97		0.98
Net interest spread (b)	3.49		3.56
Net interest margin (b)	3.95		3.97
Dividend payout ratio	21.15		17.96
Equity % total assets (period end)	5.57		4.88

(a) Shareholders’ equity includes accumulated other comprehensive income (loss), which consists of unrealized gains (losses) on investment securities, net of taxes.

(b) Ratio expressed as fully taxable equivalent.

Alliance Bancorp of New England, Inc. Consolidated Balance Sheets

(in thousands except share data)	March 31, 2001 (Unaudited)	December 31, 2000 (Audited)

Assets
Cash and due from banks	$ 9,260	$ 10,684
Short-term investments	8,398	19,503

Total cash and cash equivalents	17,658	30,187

Securities available for sale (at fair value)	64,262	53,392

Securities held to maturity	16,562	23,013

Residential mortgage loans	61,544	58,280
Commercial mortgage loans	75,913	73,865
Other commercial loans	41,988	38,706
Consumer loans	36,524	35,679
Government guaranteed loans	24,971	21,794

Total loans	240,940	228,324
Less: Allowance for loan losses	(3,500)	(3,400)

Net loans	237,440	224,924

Premises and equipment, net	5,852	5,834
Foreclosed assets, net	—	—
Accrued interest income receivable	3,089	3,189
Cash surrender value of life insurance	2,784	2,745
Other assets	2,842	4,894

Total assets	$ 350,489	$ 348,178

Liabilities and Shareholders’ Equity
Demand deposits	$ 29,332	$ 30,293
NOW deposits	31,267	32,033
Money market deposits	41,175	38,716
Savings deposits	46,111	46,849
Time deposits	135,556	132,625

Total deposits	283,441	280,516

Borrowings	45,500	46,700
Other liabilities	2,037	2,847

Total liabilities	330,978	330,063

Preferred stock, ( $.01 par value; 100,000 shares
authorized, none issued)	—	—
Common stock, ($.01 par value; authorized 4,000,000
shares; issued 2,531,699 in 2001
and 2,531,699 in 2000; outstanding 2,331,100 in 2001
and 2,331,100 in 2000)	25	25
Additional paid-in capital	11,516	11,516
Retained earnings	14,850	14,198
Accumulated other comprehensive loss, net	(3,771)	(4,515)
Treasury stock (200,599 shares)	(3,109)	(3,109)

Total shareholders’ equity	19,511	18,115

Total liabilities and shareholders’ equity	$ 350,489	$ 348,178

See accompanying notes to financial statements 3

Alliance Bancorp of New England, Inc. Consolidated Income Statements (Unaudited)

	Three Months Ended March 31,
(in thousands except share data)	2001	2000

Interest Income
Loans	$ 4,835	$ 3,928
Debt securities	1,276	1,288
Dividends on equity securities	270	279
Other earning assets	99	197

Total interest and dividend income	6,480	5,692

Interest Expense
Deposits	2,694	2,309
Borrowings	695	575

Total interest expense	3,389	2,884

	3,091	2,808
Net Interest Income

Provision For Loan Losses	72	87

Net interest income after provision for loan losses	3,019	2,721

Non-Interest Income
Service charges and other income	312	310
Net gain on securities	36	104

Total non-interest income	348	414

Non-Interest Expense
Compensation and benefits	1,159	1,117
Occupancy	181	192
Data processing services and equipment	276	281
Office and insurance	136	163
Purchased services	271	163
Other	178	168

Total non-interest expense	2,201	2,084

Income before income taxes	1,166	1,051
Income tax expense	339	280

Net Income	$ 827	$ 771

Per Share Data
Basic earnings per share	$ 0.35	$ 0.33

Diluted earnings per share	$ 0.35	$ 0.33

Average basic shares outstanding	2,331,100	2,309,283
Average additional dilutive shares	45,263	53,662

Average diluted shares outstanding	2,376,363	2,362,945

See accompanying notes to financial statements 4

Alliance Bancorp of New England, Inc. Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

Three Months ended March 31 (in thousands except share data)	Common stock	Additional paid-In capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury Stock	Total

	$ 25	$11,429	$ 11,618	$(5,616)	$(3,109)	$ 14,347
2000
Balance, December 31, 1999
Comprehensive income
Net income			771			771
Unrealized gain on securities,
net of reclassification adjustment				644		644

Comprehensive loss						1,415
Dividends declared ($0.06 per share)			(139)			(139)

Balance, March 31, 2000	$ 25	$11,429	$ 12,250	$(4,972)	$(3,109)	$ 15,623

2001
Balance, December 31, 2000	$ 25	$11,516	$ 14,198	$(4,515)	$(3,109)	$ 18,115
Comprehensive income
Net income			827			827
Unrealized gains on securities,
net of reclassification adjustment				744		744

Comprehensive income						1,571
Dividends declared ($0.075 per share)			(175)			(175)

Balance, March 31, 2001	$ 25	$11,516	$ 14,850	$(3,771)	$(3,109)	$ 19,511

Disclosure of reclassification amount
Three months ended March 31 (in thousands)				2001		2000

Unrealized holding gain arising during				$ 761		$ 713
the period net of income tax expense
of $410 and $368, respectively
Less reclassification adjustment for
gains included in net income, net of income
tax expense of $9 and $35, respectively				(17)		(69)

Net unrealized gains on securities				$ 744		$ 644

See accompanying notes to financial statements 5

Alliance Bancorp of New England, Inc. Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(in thousands)	2001	2000

Operating Activities:
Net income	$ 827	$ 771
Adjustments to reconcile net income to
net cash provided (used) by operating activities:
Provision for loan losses	72	87
Depreciation and amortization	132	167
Net gain on securities	(26)	(104)
Decrease in loans held for sale	617	431
(Decrease) increase in other liabilities	(810)	191
Decrease (increase) in other assets	1,628	(167)

Net cash provided by operating activities	2,440	1,376

Investing Activities:
Securities available for sale:
Proceeds from repayments and maturities	33	4,940
Proceeds from sales of securities	2,497	915
Purchases of securities	(7,423)	(3,000)
Securities held to maturity:
Proceeds from amortization and maturities	1,695	658
Net increase in loans	(13,205)	(6,995)
Proceeds from sales of foreclosed assets	—	(79)
Purchases of premises and equipment	(116)	(373)

Net cash used in investing activities	(16,519)	(3,934)

Financing Activities:
Net increase in interest-bearing deposits	3,886	7,240
Net (decrease) increase in demand deposits	(961)	980
Net (decrease) increase in borrowings	(1,200)	3,425
Cash dividends paid	(175)	(139)

Net cash provided by financing activities	1,550	11,506

Net Change in Cash and Cash Equivalents	(12,529)	8,948
Cash and cash equivalents at beginning of the period	30,187	22,612

Cash and cash equivalents at end of the period	$ 17,658	$ 31,560

Supplemental Information on Cash Payments
Interest expense	$ 3,248	$ 2,585
Income tax expense	500	300

Supplemental Information On Non-cash Transactions
Net loans transferred to foreclosed assets	—	79
Securities transferred to held to maturity	7,045	—
Securities transferred to available for sale	11,883	—

See accompanying notes to financial statements 5

Notes to Consolidated Financial Statements (unaudited)

Note 1.  Basis of Presentation and Principles of Business and Consolidation

The consolidated financial statements have been prepared and presented in conformity with accounting principles generally accepted in the United States of America. Unless otherwise noted, all dollar amounts presented in the financial statements and note tables are rounded to the nearest thousand dollars, except share data. Certain prior period amounts have been reclassified to conform with current financial statement presentation.

Alliance Bancorp of New England, Inc. (“Alliance” or the “Company”) uses the accrual method of accounting for all material items of income and expense. The Company is required to make certain estimates and assumptions in preparing these statements. The most significant estimates are those necessary in determining the allowance for loan losses, the valuation of foreclosed assets, and the determination of fair values of financial instruments. Factors affecting these estimates include national economic conditions, the level and trend of interest rates, local market conditions, and real estate trends and values.

The quarterly financial statements are unaudited. However, in the opinion of Management, all material adjustments, consisting primarily of normal recurring accruals, necessary for a fair presentation of the financial statements have been included. Operating results for any interim period are not necessarily indicative of results for any other interim period or for the entire year.

Management’s Discussion and Analysis of Financial Condition and Results of Operations accompany these financial statements. These consolidated interim financial statements and notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

Alliance is a one bank holding company, chartered in Delaware. Alliance owns 100% of the stock of Tolland Bank (the “Bank”), a Connecticut chartered savings bank. Alliance also wholly owns Alliance Capital Trust I (“Trust I”), a Delaware chartered trust which was formed in 1999 and issued $3.5 million in privately offered trust preferred securities. Proceeds from this issuance were invested in subordinated notes issued by Alliance, which invested the note proceeds in new common stock issued by the Bank. Alliance also wholly owns Alliance Capital Trust II (“Trust II”), a Delaware chartered trust which was formed in the first quarter of 2000 and issued $3.5 million in privately offered trust preferred securities. Proceeds from the issuance of Trust II were invested in subordinated notes issued by Alliance, which invested the note proceeds in a capital contribution to the Bank.

Tolland Bank provides consumer and commercial banking services from its nine offices located in and around Tolland County, Connecticut. The Bank’s deposits are insured up to the applicable limits by The Federal Deposit Insurance Corporation (“FDIC”). Tolland Bank wholly owns Tolland Investment Corporation (“TIC”), a passive investment corporation chartered in Connecticut in 1999 to own and service real estate secured loans purchased from the Bank. The Bank also wholly owns a Connecticut chartered corporation named Asset Recovery Systems, Inc. (“ARS”), which is a foreclosed asset liquidation subsidiary. The consolidated financial statements include Alliance, Trust I, Trust II, Tolland Bank, TIC, and ARS. All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2.   Securities

March 31, 2001 (in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Securities available for sale
U.S. Government and agency debt	$ 2,000	$ --	$ (8)	$ 1,992
U.S. Agency mortgage-backed debt	4,488	—	(23)	4,465
Trust preferred	27,598	253	(2,912)	24,939
Other corporate debt	17,951	214	(1,081)	17,084
Marketable equity	14,664	97	(1,260)	13,501
Non-marketable equity	2,281	—	—	2,281

Total available for sale	$68,982	$564	$(5,284)	$64,262

Securities held to maturity
U.S. Government and agency debt	$ 3,059	$ 65	$ --	$ 3,124
U.S. Agency mortgage-backed debt	5,140	48	—	5,188
Other mortgage-backed debt	2,314	34	—	2,348
Other corporate debt	6,049	32	(325)	5,756

Total held to maturity	$16,562	$179	$ (325)	$16,416

December 31, 2000 (in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Securities available for sale
U.S. Government and agency debt	$ 5,000	$ 73	$ (110)	$ 4,963
U.S. Agency mortgage-backed debt	3,457	5	(5)	3,457
Other mortgage-backed debt	2,093	10	—	2,103
Trust preferred	24,122	235	(3,461)	20,896
Other corporate debt	6,042	27	(16)	6,053
Marketable equity	14,659	186	(1,206)	13,639
Non-marketable equity	2,281	—	—	2,281

Total available for sale	$57,654	$536	$(4,798)	$53,392

Securities held to maturity
U.S. Government and agency debt	$ 986	$ 16	$ --	$ 1,002
U.S. Agency mortgage-backed debt	3,850	2	(21)	3,831
Other mortgage-backed debt	251	4	—	255
Trust preferred	3,098	114	(211)	3,001
Other corporate debt	14,828	223	(952)	14,099

Total held to maturity	$23,013	$359	$(1,184)	$22,188

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that companies record all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The manner in which the companies are to record gains and losses resulting from changes in the values of those derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. For qualifying hedges, the recognition of changes in the value of both the hedge and the hedged item are recorded in earnings in the same period. Changes in the fair value of derivatives that do not qualify for hedge accounting are included in earnings in the period of the change. SFAS 133 also allows a one-time reclassification of held to maturity securities. As amended by SFAS No. 137, this statement is effective for years beginning after June 15, 2000. This adoption did not have a material impact on the Company’s financial position or results of operations.

Note 3.   Nonperforming Loans

(in thousands)	March 31, 2001	December 31, 2000

Total nonaccruing loans	$1,538	$1,130
Accruing loans past due 90 days or more	—	—
Impaired loans:
Impaired loans - valuation allowance required	921	945
Impaired loans - no valuation allowance required	230	233

Total impaired loans	$1,151	$1,178
Total valuation allowance on impaired loans	198	112
Commitments to lend additional funds for impaired loans	—	—

8

Note 4.    Allowance for Loan Losses

(in thousands)	Three Months Ended March 31, 2001	Year Ended December 31, 2000

Balance at beginning of year	$ 3,400	$ 3,200
Charge-offs	(3)	(214)
Recoveries	31	79
Provision for loan losses	72	335

Balance at end of year	$ 3,500	$ 3,400

Note 5.   New Accounting Standards

In September 2000, the FASB issued SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 140 replaces SFAS 125 which the Company will adopt in 2001. Although SFAS 140 revises certain aspects of accounting for securitizations and collateral, and requires certain new disclosures, it carries over most provisions of SFAS 125 without revision. SFAS 140 is effective for transactions occurring after March 31, 2001 and its provisions related to collateral and disclosures are effective for fiscal years ending after December 15, 2000. The Company’s present accounting practices for mortgage loan sales, the related servicing rights and securities repurchased agreements are not expected to change significantly under SFAS 140. Accordingly, the adoption of the standard in 2001 is not expected to have a significant effect on the Company’s consolidated financial statements.

ITEM 2    MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION
                 & RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

This report contains certain “forward-looking statements”. These forward-looking statements, which are included in Management’s Discussion and Analysis, describe future plans or strategies and include the Company’s expectations of future financial results. The words “believe,” “expect,” “anticipate,” “estimate,” “project” and similar expressions identify forward-looking statements. The Company’s ability to predict results or the effect of future plans or strategies or qualitative or quantitative changes based on market risk exposure is inherently uncertain. Factors which could affect actual results include but are not limited to change in general market interest rates, general economic conditions, legislative/regulatory changes, fluctuations of interest rates, changes in the quality or composition of the Company’s loan and investment portfolios, deposit flows, competition, demand for financial services in the Company’s markets, and changes in the accounting principles, policies, and guidelines. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

SUMMARY

Alliance reported a 7.3% increase in earnings for the first quarter ended March 31, 2001. Net profit totaled $827 thousand, compared to $771 thousand a year earlier. Quarterly earnings per share increased to $.35 compared to $.33 last year, on a diluted basis. Alliance declared a quarterly cash dividend of 7.5 cents per share, compared to 6.0 cents per share in the same quarter of 2000.

Total loans grew at a 22% annualized rate during the most recent quarter, continuing the strong business growth accomplished through last year-end. This growth was funded primarily from short term investments, producing higher yielding fixed rate assets. Loan growth was recorded in all major loan categories, reflecting favorable volume in both the commercial and consumer loan markets.

Alliance continues to carefully manage asset quality, pursuing its plan for controlled growth through market share expansion. There were no foreclosed assets at March 31, 2001. Nonaccruing loans totaled $1.5 million, compared to $1.1 million at year-end 2000. There were $28 thousand in net loan recoveries during the quarter.

Internally, the Company implemented various sales and service initiatives during the quarter, and work continued on developing improved avenues for customer convenience.

First quarter net interest income grew by $283 thousand (10.1%) due to the strong loan growth, along with securities purchases. Non-interest income declined by $66 thousand (15.9%) due to higher securities gains recorded in the previous year. Non-interest expense increased by $117 thousand (5.6%), including higher salaries and higher legal and audit expense.

Total assets were $350.5 million at quarter-end, and total shareholders’ equity was $19.5 million, measuring 5.6% of total assets, compared to 5.2% at year-end 2000. Book value per share was $8.37 at March 31, 2001, increasing by 7.7% from $7.77 at year-end 2000. Shareholders’ equity included a $744 thousand net benefit due to a decrease in net unrealized securities losses during the quarter. Return on shareholders’ equity measured 18.4% during the first quarter, and the Company’s capital remained in excess of all regulatory requirements.

In the following discussion, income statement comparisons are against the same period of the previous year and balance sheet comparisons are against the previous fiscal year-end, unless otherwise noted.

This discussion and analysis updates, and should be read in conjunction with, Management’s Discussion and Analysis included in the 2000 Annual Report on Form 10-K filed by Alliance on April 2, 2001.

RESULTS OF OPERATIONS

Net Interest Income: Net interest income grew by $283 thousand (10.1%) due to the strong loan growth, along with securities purchases. The securities purchases were made in order to replace variable rate short term investments with fixed rate long term investments, mitigating the impact of declining short term interest rates. The net interest margin of 3.95% was slightly below the margin of 3.97% in the first quarter of 2000, and was slightly higher than the 3.92% margin in the fourth quarter of 2000. Average earning assets increased by 10.2% from the first quarter of 2000 to the same quarter of 2001, propelled by a 20.5% increase in average loans. Loan growth was funded by 8.0% growth in average deposits, together with funds generated by a 57.7% decrease in average short term investments.

Provision for Loan Losses: The provision is made to maintain the allowance for loan losses at a level deemed adequate by management. The provision was $72 thousand, compared to $87 thousand in the same quarter of 2000. During the most recent quarter, the allowance was increased from $3.40 million to $3.50 million due primarily to growth in commercial loans.

Non-Interest Income: Non-interest income declined by $66 thousand (15.9%) due to higher securities gains recorded in the previous year. Total service charge and other income was little changed, measuring $312 thousand in 2001.

Non-Interest Expense and Tax Expense: Non-interest expense increased by $117 thousand (5.6%), including higher salaries and higher legal and audit expense. The increase in compensation and benefits totaled $42 thousand, including a $105 thousand (14.8%) increase in full time salaries, offset by a $41 thousand (52.6%) increase in salary deferrals related to loan originations. Most of the $108 thousand increase in purchased services expense was related to projects which are not expected to recur. The effective tax rate increased to 29.1% from 26.6% due to higher loan interest income in relation to tax advantaged investment security income.

Comprehensive Income: Comprehensive income includes changes (after tax) in the market valuation of investment securities available for sale. Comprehensive income was $1.57 million in the most recent quarter, compared to $1.42 million in the same quarter of last year. During both years, comprehensive income benefited from improved values of available for sale securities. Please see the following discussion on investment securities.

FINANCIAL CONDITION

Cash and Cash Equivalents: Total cash and equivalents decreased by $12.5 million during the first quarter, as excess liquidity was reinvested in loans and investment securities. Short term investments totaling $8.4 million at March 31, 2001 were expected to be similarly reinvested during the second quarter.

Investment Securities: Total investment securities increased by $4.4 million during the first quarter, due to purchases of medium term corporate bonds.

As of January 1, 2001, in implementing the provisions of FAS 133, the Company redesignated securities from held to maturity to available for sale. Securities with amortized cost totaling $11.88 million, net of a transfer adjustment of $1.57 million and with a fair value totaling $11.59 million were transferred to available for sale from held to maturity. Securities that were transferred were chosen primarily due to an expectation of increasing valuations with the anticipated decline in interest rates. At the same time, securities with an amortized cost totaling $7.04 million and a fair value totaling $7.13 million were transferred to held to maturity from available for sale. The net impact on accumulated other comprehensive loss was an increase of $196 thousand. Also under the provisions of FAS 133 changes in the fair value of the Company’s interest rate swap maturing in June, 2001 were reflected in the first quarter income statement, increasing non-interest income by $10 thousand.

At March 31, 2001, the total net unrealized loss on available for sale securities (before tax) was $4.72 million, compared to $4.26 million at year-end 2000. The net unamortized transfer loss on held to maturity securities (before tax) was $384 thousand, compared to $2.04 million at year-end 2000. The unrealized loss on the preponderance of the Company’s debt securities declined during the quarter due to improved prices on fixed income corporate debt instruments resulting from interest rate reductions by the Federal Reserve Bank.

The fully taxable equivalent yield on investment securities was 7.81% in the most recent quarter, compared to 8.00% in the fourth quarter of 2000, primarily reflecting the lower yields on recently purchased securities.

Total Loans: Total loans increased by $12.6 million (5.5%) during the quarter. Commercial loan growth reflected a continuing strong pipeline. Consumer loan demand improved during the quarter, and more residential mortgage originations were retained in portfolio due to anticipated rate decreases. The yield on total loans declined to 8.35% during the quarter, compared to 8.45% in the previous quarter, due primarily to prime rate decreases.

Nonperforming Assets: There were no foreclosed assets at March 31, 2001. Nonaccruing loans totaled $1.5 million, compared to $1.1 million at year-end 2000. Nonperforming assets were 0.44% of total assets at
March 31, 2001.

Allowance for Loan Losses: The allowance totaled $3.50 million (1.45% of total loans) at March 31, 2001, compared to $3.40 million (1.49% of total loans) at year-end 2000. During the quarter, gross chargeoffs were $3 thousand and gross recoveries were $31 thousand. The allowance measured 228% of nonaccruing loans at quarter-end.

Deposits and Borrowings: Total deposits increased by $2.9 million (1.0%) during the quarter due to growth in money market and time accounts. The cost of interest bearing liabilities declined to 4.67% during the quarter, from 4.74% in the previous quarter, reflecting the decrease in money market account cost to 4.36% from 4.71% due to the decrease in interest rates.

Interest Rate Sensitivity: The one year interest rate gap at March 31, 2001 approximated ($15 million), or (4.5%) of total earning assets. This negative gap reflects a liability sensitive position in the one year range and is at the level targeted by management at quarter-end due to the prospect of falling interest rates.

During the first quarter, short term interest rates decreased by about 1.50%. Ten year interest rates declined by about 0.35%, but then rebounded by about 0.10% at quarter-end. Alliance has had a positive interest rate sensitivity in maturities under one year, due mainly to its prime based commercial and consumer loans. By reinvesting the majority of short term investments into loans and investment securities during the first quarter, the Company offset the immediate impact of declining interest rates on the net interest margin.

At March 31, 2001, Alliance expected to be within policy limits for its interest rate risk, as further described in the most recent Form 10K. As a result of the reinvestments described above, the Company expects that its earnings at risk in a downward environment has been significantly reduced from the level measured at year-end 2000. Also, equity at risk in a downward environment was above policy limits at year-end 2000, but it was expected to be within the policy limit at quarter-end as a result of the reinvestments.

Liquidity and Cash Flows: The Bank’s primary use of funds has been the origination of new loans. The primary sources of funds were the liquidation of short term investments, together with deposit growth. Borrowings, time deposits, and money market accounts are the primary sources of liquidity for additional balance sheet growth. Short term investments, securities available for sale, and government guaranteed loan certificates provide additional sources of liquidity. The Company’s primary source of funds is dividends from the Bank, and its primary use of funds is dividends to shareholders and to trust preferred security holders.

Capital Resources: During the most recent quarter, shareholders’ equity increased by $1.4 million (7.7%), reflecting the contribution of retained earnings and other comprehensive income. Excluding accumulated other comprehensive income, return on average equity measured 14.41% during the quarter. Total equity measured 5.57% of total assets at quarter-end, compared to 5.20% at year-end 2000. At quarter-end, both Alliance and Tolland Bank continued to report regulatory capital ratios consistent with the “well capitalized” regulatory classification.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the discussion and analysis of quantitative and qualitative disclosures about market risk provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 filed on April 2, 2001. See also the discussion of Interest Rate Sensitivity in Item 2 of this Form 10Q.

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

Reports on Form 8-K filed during the quarter ended March 31, 2001.

The Company did not file any reports on Form 8-K during the quarter ended March 31, 2001.

14

Average Balance Sheet and Interest Rates - Fully Taxable Equivalent (FTE)

(dollars in thousands)	Average Balance		Rate (FTE Basis)

Quarters ended March 31	2001	2000	2001	2000

Loans	$233,099	$193,510	8.35%	8.14%
Securities available for sale	68,006	56,901	7.84	8.06
Securities held to maturity	17,539	27,551	7.70	7.87
Other earning assets	7,607	17,996	6.03	4.60

Total earning assets	326,251	295,958	8.16	7.89
Other assets	20,308	20,190

Total assets	$346,559	$316,148

Interest bearing deposits	$248,483	$227,966	4.40	4.07
Borrowings	45,651	39,855	6.17	5.80

Interest bearing liabilities	294,134	267,821	4.67	4.33
Other liabilities	34,165	33,289
Shareholder’s equity	18,260	15,038

Total liabilities and equity	$346,559	$316,148

Net Interest Spread			3.49%	3.56%
Net Interest Margin			3.95%	3.97%

15

Signatures

Pursuant to the requirements to Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANCE BANCORP OF NEW ENGLAND, INC.

Date: May 11, 2001	/s/ Joseph H. Rossi —————————————— Joseph H. Rossi President/CEO

Date: May 11, 2001	/s/ David H. Gonci —————————————— David H. Gonci Senior Vice President/CFO

16