Form 10-Q
period 2001-06-30
ALLIANCE BANCORP OF NEW ENGLAND INC
filed 2001-08-14
CIK 1046002

FORM 10-Q

United States Securities and Exchange Commission
Washington, DC 20549
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2001
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

As of August 10, 2001, Alliance Bancorp of New England had 2,331,100 shares of common stock outstanding.

Alliance Bancorp of New England, Inc.	1	Second Quarter, 2001

Alliance Bancorp of New England, Inc. Consolidated Selected Financial Data (Unaudited)

	As of and for the three months ended June 30,		As of and for the six months ended June 30,
	2001	2000	2001	2000
For the Quarter (in thousands)
Net interest income	$ 3,009	$ 2,905	$ 6,099	$ 5,713
Provision for loan losses	62	55	134	142
Service charges and other income	417	413	729	723
Net (loss) gain on securities and assets	(76)	(35)	(40)	69
Non-interest expense	2,078	2,158	4,279	4,242
Net income	$ 821	$ 795	$ 1,647	$ 1,567

Per Share
Earnings - basic	$ 0.35	$ 0.34	$ 0.71	$ 0.68
Earnings - diluted	0.34	0.34	0.69	0.67
Dividends declared	0.075	0.07	0.15	0.13
Book value	9.07	6.39	9.07	6.39
Common stock price:
High	12.75	8.50	12.75	9.25
Low	9.00	6.88	8.37	6.88
Close	12.49	7.00	12.49	7.00

At Quarter End (in millions)
Total assets	$ 377.6	$ 326.2	$ 377.6	$ 326.2
Total loans	246.4	212.7	246.4	212.7
Other earning assets	105.1	91.7	105.1	91.7
Deposits	309.6	266.0	309.6	266.0
Borrowings	45.5	43.7	45.5	43.7
Shareholders’ equity (a)	21.1	14.9	21.1	14.9

Operating Ratios (in percent)
Return on average equity (b)	16.56%	20.26%	17.41%	20.44%
Return on average assets (b)	0.93	0.98	0.95	0.98
Net interest margin (b) (c)	3.73	4.02	3.84	4.00
Equity % total assets (period end)	5.60	4.57	5.60	4.57
Dividend payout ratio	21.30	20.42	21.23	19.21

(a)	Shareholders’equity includes accumulated other comprehensive income (loss), which consists of unrealized gains (losses) on investment securities, net of taxes.

(b)	Annualized.

(c)	Ratio expressed as fully taxable equivalent, annualized.

Alliance Bancorp of New England, Inc.	2	Second Quarter, 2001

Alliance Bancorp of New England, Inc. Consolidated Balance Sheets

(in thousands except share data)	June 30, 2001 (Unaudited)	December 31, 2000 (Audited)
Assets
Cash and due from banks	$ 15,728	$ 10,684
Short-term investments	24,562	19,503

Total cash and cash equivalents	40,290	30,187

Securities available for sale (at fair value)	64,966	53,392

Securities held to maturity (at amortized cost), fair value
of $15,267 in 2001 and $22,188 in 2000	15,619	23,013

Residential mortgage loans	63,391	58,280
Commercial mortgage loans	77,405	73,865
Other commercial loans	41,428	38,706
Consumer loans	38,045	35,679
Government guaranteed loans	26,140	21,794

Total loans	246,409	228,324
Less: Allowance for loan losses	(3,550)	(3,400)

Net loans	242,859	224,924

Premises and equipment, net	5,587	5,834
Foreclosed assets, net	206	—
Accrued interest income receivable	2,845	3,189
Cash surrender value of life insurance	2,822	2,745
Other assets	2,418	4,894

Total assets	$ 377,612	$ 348,178

Liabilities and Shareholders' Equity
Demand deposits	$ 53,616	$ 30,293
NOW deposits	33,051	32,033
Money market deposits	39,154	38,716
Savings deposits	49,580	46,849
Time deposits	134,195	132,625

Total deposits	309,596	280,516

Borrowings	45,500	46,700
Other liabilities	1,375	2,847

Total liabilities	356,471	330,063

Preferred stock ( $.01 par value; 100,000 shares
authorized, none issued)	—	—
Common stock ($.01 par value; authorized 4,000,000
shares; issued 2,531,699 in 2001 and in 2000;
outstanding 2,331,100 in 2001 and in 2000)	25	25
Additional paid-in capital	11,516	11,516
Retained earnings	15,496	14,198
Accumulated other comprehensive loss, net	(2,787)	(4,515)
Treasury stock (200,599 shares)	(3,109)	(3,109)

Total shareholders' equity	21,141	18,115

Total liabilities and shareholders' equity	$ 377,612	$ 348,178

See accompanying notes to consolidated financial statements

Alliance Bancorp of New England, Inc.	3	Second Quarter, 2001

Alliance Bancorp of New England, Inc. Consolidated Income Statements (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands except share data)	2001	2000	2001	2000
Interest Income
Loans	$ 4,797	$ 4,095	$ 9,632	$ 8,024
Debt securities	1,282	1,281	2,558	2,568
Dividends on equity securities	244	274	514	553
Short-term investments	67	326	166	523

Total interest and dividend income	6,390	5,976	12,870	11,668

Interest Expense
Deposits	2,663	2,412	5,358	4,721
Borrowings	718	659	1,413	1,234

Total interest expense	3,381	3,071	6,771	5,955

Net Interest Income	3,009	2,905	6,099	5,713

Provision For Loan Losses	62	55	134	142

Net interest income after provision for loan losses	2,947	2,850	5,965	5,571

Non-Interest Income
Service charges and other income	417	413	729	723
Net (loss) gain on securities	(85)	—	(49)	104
Net gain (loss) on assets	9	(35)	9	(35)

Total non-interest income	341	378	689	792

Non-Interest Expense
Compensation and benefits	1,130	1,178	2,289	2,294
Occupancy	159	158	340	350
Data processing services and equipment	247	283	523	564
Office and insurance	133	110	269	272
Purchased services	240	222	511	385
Other	169	207	347	377

Total non-interest expense	2,078	2,158	4,279	4,242

Income before income taxes	1,210	1,070	2,375	2,121
Income tax expense	389	275	728	554

Net Income	$ 821	$ 795	$ 1,647	$ 1,567

Per Share Data
Basic earnings per share	$ 0.35	$ 0.34	$ 0.71	$ 0.68

Diluted earnings per share	$ 0.34	$ 0.34	$ 0.69	$ 0.67

Average basic shares outstanding	2,331,100	2,319,854	2,331,100	2,314,521
Average additional dilutive shares	67,758	35,217	56,857	38,097

Average diluted shares	2,398,858	2,355,071	2,387,957	2,352,618

See accompanying notes to consolidated financial statements

Alliance Bancorp of New England, Inc.	4	Second Quarter, 2001

Alliance Bancorp of New England, Inc. Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

Six Months ended June 30 (in thousands)	Common stock	Additional paid-In capital	Retained earnings	Accumulated other comprehensive (loss)	Treasury stock	Total

2000
Balance, December 31, 1999	$ 25	$ 11,429	$ 11,618	$(5,616)	$(3,109)	$14,347
Comprehensive income
Net income			1,567			1,567
Unrealized loss on securities,
net of reclassification adjustment				(796)		(796)

Comprehensive income						771
Dividends declared and paid			(302)			(302)
Issuance of shares pursuant to exercise
exercise of stock options		87				87

Balance, June 30, 2000	$ 25	$ 11,516	$ 12,883	$(6,412)	$(3,109)	$14,903

2001
Balance, December 31, 2000	$ 25	$ 11,516	$ 14,198	$(4,515)	$(3,109)	$18,115
Comprehensive income
Net income			1,647			1,647
Unrealized loss on securities,
net of reclassification adjustment				1,728		1,728

Comprehensive income						3,375
Dividends declared and paid			(349)			(349)

Balance, June 30, 2001	$ 25	$ 11,516	$ 15,496	$(2,787)	$(3,109)	$21,141

Disclosure of reclassification amount

Six months ended June 30 (in thousands)	2001	2000

Unrealized holding gain (loss) arising during
the period net of income tax expense (benefit)
of $899 and ($375), respectively	$ 1,670	$ (727)
Less reclassification adjustment for net gains
(losses) included in net income net of income
tax expense (benefit) of ($9) and $35,
respectively	58	(69)

Net unrealized gain (loss) on securities	$ 1,728	$ (796)

See accompanying notes to consolidated financial statements

Alliance Bancorp of New England, Inc.	5	Second Quarter, 2001

Alliance Bancorp of New England, Inc. Consolidated Statements of Cash Flows (Unaudited)

	Six months ended June 30,
(in thousands)	2001	2000
Operating Activities:
Net income	$ 1,647	$ 1,567
Adjustments to reconcile net income to
net cash provided by operating activities:
Provision for loan losses	134	142
Depreciation and amortization	262	295
Net loss (gain) on securities	49	(104)
Net (gain) loss on assets	(9)	35
(Increase) in loans held for sale	(247)	(877)
Decrease in other liabilities	(1,472)	(21)
Decrease in other assets	1,889	633

Net cash provided by operating activities	2,253	1,670

Investing Activities:
Securities available for sale:
Proceeds from repayments and maturities	350	5,498
Proceeds from sales of securities	2,791	915
Purchases of securities	(7,423)	(4,874)
Securities held to maturity:
Proceeds from amortization and maturities	2,638	1,450
Net increase in loans	(18,069)	(20,399)
Proceeds from the sale of premises and equipment	194	—
Purchases of premises and equipment	(162)	(423)

Net cash used in investing activities	(19,681)	(17,833)

Financing Activities:
Net increase in interest-bearing deposits	5,757	12,107
Net increase (decrease) in demand deposits	23,323	2,529
Net (decrease) increase in borrowings	(1,200)	4,132
Stock options exercised	—	87
Cash dividends paid	(349)	(302)

Net cash provided by financing activities	27,531	18,553

Net Change in Cash and Cash Equivalents	10,103	2,390
Cash and cash equivalents at beginning of the period	30,187	22,612

Cash and cash equivalents at end of the period	$ 40,290	$ 25,002

Supplemental Information On Cash Payments
Interest expense	$ 6,717	$ 5,956
Income tax expense	1,200	650

Supplemental Information On Non-cash Transactions
Net loans transferred to foreclosed assets	206	78
Securities transferred to held to maturity	7,045	—
Securities transferred to available for sale	11,883	896

See accompanying notes to consolidated financial statements

Alliance Bancorp of New England, Inc.	6	Second Quarter, 2001

Notes to Consolidated Financial Statements (unaudited)

Note 1.     Basis of Presentation and Description

The consolidated financial statements have been prepared and presented in conformity with accounting principles generally accepted in the United States America. Unless otherwise noted, all dollar amounts presented in the financial statements and note tables are rounded to the nearest thousand dollars, except share data. Certain prior period amounts have been reclassified to conform with current financial statement presentation.

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

Alliance Bancorp of New England, Inc.	7	Second Quarter, 2001

Note 2.     Securities

June 30, 2001 (in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities available for sale
U.S. Government and agency debt	$ 2,000	$ —	$ (16)	$ 1,984
U.S. Agency mortgage-backed debt	4,244	23	(27)	4,240
Trust preferred	27,589	574	(1,931)	26,232
Other corporate debt	17,957	216	(1,408)	16,765
Marketable equity	14,300	206	(1,042)	13,464
Non-marketable equity	2,281	—	—	2,281

Total available for sale	$68,371	$1,019	$(4,424)	$64,966

Securities held to maturity
U.S. Government and agency debt	$ 3,058	$ 55	$ —	$ 3,113
U.S. Agency mortgage-backed debt	4,419	54	(6)	4,467
Other mortgage-backed debt	2,086	35	—	2,121
Other corporate debt	6,056	16	(506)	5,566

Total held to maturity	$15,619	$ 160	$ (512)	$15,267

December 31, 2000 (in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities available for sale
U.S. Government and agency debt	$ 5,000	$ 73	$ (110)	$ 4,963
U.S. Agency mortgage-backed debt	3,457	5	(5)	3,457
Other mortgage-backed debt	2,093	10	—	2,103
Trust preferred	24,122	235	(3,461)	20,896
Other corporate debt	6,042	27	(16)	6,053
Marketable equity	14,659	186	(1,206)	13,639
Non-marketable equity	2,281	—	—	2,281

Total available for sale	$57,654	$536	$(4,798)	$53,392

Securities held to maturity
U.S. Government and agency debt	$ 986	$ 16	$ —	$ 1,002
U.S. Agency mortgage-backed debt	3,850	2	(21)	3,831
Other mortgage-backed debt	251	4	—	255
Trust preferred	3,098	114	(211)	3,001
Other corporate debt	14,828	223	(952)	14,099

Total held to maturity	$23,013	$359	$(1,184)	$22,188

Alliance Bancorp of New England, Inc.	8	Second Quarter, 2001

Note 3. Nonperforming Loans

(in thousands)	June 30, 2001	December 31, 2000
Total nonaccruing loans	$2,490	$1,130
Accruing loans past due 90 days or more	—	—
Impaired loans:
Impaired loans - valuation allowance required	1,857	945
Impaired loans - no valuation allowance required	228	233

Total impaired loans	$2,085	$1,178
Total valuation allowance on impaired loans	219	112
Commitments to lend additional funds for impaired loans	—	—

Note 4. Allowance for Loan Losses
(in thousands)	Six Months Ended June 30, 2001	Six Months Ended June 30, 2000
Balance at beginning of year	$ 3,400	$ 3,200
Charge-offs	(39)	(53)
Recoveries	55	61
Provision for loan losses	134	142

Balance at end of period	$ 3,550	$ 3,350

Note 5.     New Accounting Standards

In July 2001, the FASB issued SFAS No. 141, Business Combinations. This statement addresses the financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations initiated after June 30, 2001, are to be accounted for under a single method, the purchase method. Use of the pooling-of-interest method is no longer permitted after June 30, 2001.

In July 2001, the FASB also issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. This statement requires that goodwill no longer be amortized to earnings but instead be reviewed at least annually for impairment. Impairment losses would be charged to earnings when they occur. Amortization of goodwill ceases upon adoption of SFAS No. 142, which for calendar year-end entities such as Alliance will be on January 1, 2002. SFAS No. 142 requires that intangible assets other than goodwill (such as core deposit intangibles) continue to be amortized to expense over their estimated useful lives. Alliance has intangible assets of $78 thousand at June 30, 2001; accordingly adoption of SFAS 142 is not expected to have a significant effect on the consolidated statements.

Alliance Bancorp of New England, Inc.	9	Second Quarter, 2001

ITEM 2	MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

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

SUMMARY

Alliance reported a 3.3% increase in earnings for the second quarter ended June 30, 2001, with net profit totaling $821 thousand ($.34 per diluted share) compared to $795 thousand ($.34 per diluted share) a year earlier.

Net income for the first half of 2001 increased by 5.1% to $1.65 million ($.69 per diluted share) compared to $1.57 million ($.67 per diluted share) in the same period of 2000.

The second quarter cash dividend declaration increased by .5 cent (7.1%) to 7.5 cents per share. For the first half of 2001, the cash dividend declared increased by 2 cents (15.4%) to 15 cents per share.

Alliance realized the benefit of several initiatives during the second quarter. The Company introduced its new Tolland Bank ON-CALL Answer Center, offering expanded telephone service hours and utilizing new technologies to provide responsive customer support. Additionally, Alliance promoted home equity loans, with competitive fixed and variable rate alternatives. As a result, consumer loans closed in the first half of 2001 exceeded the total of consumer loans closed in all of the year 2000.

Additionally, in the second quarter, Tolland Bank distributed its privacy policy to its customers. The Bank has received positive customer response to its policy that it does not share or sell non-public customer information with non-affiliates except as provided by law. Customer privacy is another aspect in which Alliance distinguishes itself from some larger competitors. Throughout the Company, personnel are focused on providing excellent customer service, which is a key factor in the continued account growth this year.

Loan growth produced much of the earnings gain reported in 2001. Total loans increased by $18.1 million for the first six months of this year, generating a 15.8% annualized growth rate. Loan growth was recorded in all major loan categories, and included the benefit of the home equity loan promotions previously mentioned. This growth offset the effect of tighter margins caused by the 2.75% decrease in the prime rate during the first half of 2001. The net interest margin decreased to 3.73% in the most recent quarter, compared to 4.02% in the same quarter last year.

Additionally, management reduced total operating expenses in the second quarter, and lower expenses were recorded in most major categories for the first six months of the year despite an overall increase compared to the first half of last year. These expense reductions also helped offset lower non-interest income in 2001, which declined by $103 thousand during the first half of the year due to the non-recurrence of net securities gains realized in the prior year.

Alliance Bancorp of New England, Inc.	10	Second Quarter, 2001

Total assets were $377.6 million at June 30, 2001, compared to $348.2 million at the prior year-end. Total transactions account balances increased by $24.3 million, including a $17.0 million increase in checking account balances due to a short term deposit made by one customer at quarter-end. Average transactions account balances increased at a 15.2% annualized rate from the fourth quarter of 2000 to the second quarter of 2001. Additionally, higher balances were reported in all other major deposit account categories at June 30, 2001, compared to the previous year-end. Short term investments totaling $24.6 million at quarter-end included proceeds from the short term $17.0 million deposit noted above.

Total problem assets, including foreclosed real estate and nonaccruing loans, were $2.7 million (0.7% of total assets) at June 30, 2001, compared to $1.1 million (0.3% of total assets) at the prior year-end. Net loan recoveries totaled $16 thousand in the first half of 2001.

Shareholders’ equity totaled $21.1 million at June 30, 2001, increasing by 16.7% from the year-end total. In addition to growth from retained earnings, shareholders’ equity also benefited from net unrealized securities gains which increased net comprehensive income by $1.7 million for the first half of 2001. Book value per share was $9.07 at June 30, 2001, compared to $7.77 at year-end 2000. Shareholders’ equity measured 5.6% of total assets at quarter-end, compared to 5.2% at year-end 2000. Annualized return on shareholders’ equity measured 16.6% during the most recent quarter. The Company’s capital remained in excess of all regulatory requirements.

In the following discussion, income statement and average balance comparisons are against the same period of the previous year; balance sheet comparisons are against the previous fiscal year-end, unless otherwise noted.

This discussion and analysis updates, and should be read in conjunction with, Management’s Discussion and Analysis included in the 2000 Annual Report on Form 10-K filed by Alliance on April 2, 2001, and included in the Form 10-Q filed for the first quarter of 2001.

RESULTS OF OPERATIONS

Net Interest Income: Net interest income grew by $104 thousand (3.6%) in the second quarter and by $386 thousand (6.8%) in the first half of the year. As noted above, this was due to loan growth, which was partially offset by lower income on lower average short term investments.

Compared to last year, total average earning assets increased by $29.4 million (9.6%) in the second quarter, following a 10.2% increase in the first quarter. Average loans increased by $41.0 million (20.1%) in the second quarter while average short term investments decreased by $12.6 million (67.0%). Second quarter asset growth was funded by a $22.9 million (8.3%) increase in average interest bearing liabilities and a $7.5 million (17.4%) increase in the total average balance of demand deposits and shareholders’ equity (both of which are non interest bearing funds sources).

The decline in the net interest margin also affected net interest income. The net interest margin declined by .29% to 3.73% in the second quarter and by .16% to 3.84% in the first half of the year. Due to unusually aggressive monetary easing by the Federal Reserve Board, the prime rate of interest declined by 2.75% in 2001, as previously noted. The yield on earning assets decreased by .28% to 7.79% in the second quarter due to the decline in interest rates this year. The cost of interest bearing liabilities increased by .06% to 4.53% in the same period, due to higher rates paid on time deposits in the second half of last year. The net interest spread therefore decreased by .34% to 3.26% in the second quarter. Due to the growth of non interest bearing funds sources, the .29% decrease in the net interest margin was smaller than the .34% decrease in the net interest spread.

Compared to the fourth quarter of last year, the second quarter yield on earning assets decreased by .42%, while the cost of interest bearing liabilities decreased by .21%. Interest rate sensitivity is further discussed in the later discussion on Interest Rate Sensitivity.

Provision for Loan Losses: The provision is made to maintain the allowance for loan losses at a level deemed adequate by management. The provision was little changed in 2001, increasing by $7 thousand (12.7%) in the second quarter and deceasing by $8 thousand (5.6%) for the first half of the year. At June 30, 2001, the allowance stood at $3.55 million, compared to $3.40 million at year-end 2000. Please see the later discussion on the Allowance for Loan Losses.

Alliance Bancorp of New England, Inc.	11	Second Quarter, 2001

Non-Interest Income: Non-interest income declined by $37 thousand (9.8%) and $103 thousand (13.0%) in the second quarter and first half of 2001, respectively. Service charges and other income did not change significantly. Higher fee income on loans and deposits in 2001 was partially offset by the non-recurrence of a $97 thousand credit received in 2000 related to interest on tax refunds. Excluding this credit, service charges and other income increased by $103 thousand (16.5%) in the first half of 2001, including improvements in secondary market income, merchant processing income, commercial loan fees, and overdraft fees. As noted previously, the $103 thousand reduction in first half total non-interest income was attributable to the non-recurrence of net securities gains realized in the prior year.

Non-Interest Expense and Tax Expense: Non-interest expense decreased by $80 thousand (3.7%) in the second quarter and increased by $37 thousand (0.9%) in the first half of the year. As noted previously, most categories decreased during both periods due to managed cost reductions in response to the lower net interest margin. As noted in the first quarter, a $108 thousand increase in purchased services expense was related to projects which are not expected to recur. For the first half of the year, higher cash compensation costs were offset by a $123 thousand increase in salary deferrals due to the doubling of consumer loan volume. The effective tax rate measured 30.6% in the first half of 2001, compared to 26.1% in the first half of 2000. This increase is due both to lower equity security income eligible for the dividends received deduction and to the lack of a tax benefit on the security loss (a capital loss) recorded in the most recent quarter.

Comprehensive Income: Comprehensive income includes changes (after tax) in the market valuation of investment securities available for sale. Comprehensive income was $3.38 million in the first half of this year, compared to $771 thousand in the same period of 2000. Please see the following discussion on Investment Securities.

FINANCIAL CONDITION

Cash and Cash Equivalents: Total cash and cash equivalents increased to $40.3 million in the first half of 2001. The $24.6 million of short-term investments at period-end included $17.0 million related to a short term deposit made by one customer at quarter-end. The remaining $7.6 million related to transaction account growth during the second quarter. Short-term investments had been fully reinvested into longer term assets and the Company was utilizing short term borrowings for a short time in the second quarter before the above mentioned funds inflows. The $5.0 million increase in cash and due from banks was also due to short-term period-end activity.

Investment Securities: Total investment securities increased by $4.2 million during the first half of the year, due to purchases of medium term corporate bonds and collateralized mortgage obligations in the first quarter.

As of January 1, 2001, in implementing the provisions of SFAS No. 133, the Company redesignated securities from held to maturity to available for sale. Securities with an amortized cost totaling $11.88 million, net of a transfer adjustment of $1.57 million and with a fair value totaling $11.59 million were transferred to available for sale from held to maturity. Securities that were transferred were chosen primarily due to an expectation of increasing valuations with the anticipated decline in interest rates. At the same time, securities with an amortized cost totaling $7.04 million and a fair value totaling $7.13 million were transferred to held to maturity from available for sale. The net impact on accumulated other comprehensive loss was an increase of $196 thousand.

At June 30, 2001, the total net unrealized loss on available for sale securities (before tax) was $3.41 million, compared to $4.26 million at year-end 2000. The net unrealized loss on held to maturity securities (before tax) was $352 thousand, compared to $825 thousand at year-end 2000. The unrealized loss on the Company’s securities declined during the year due primarily to improved prices on trust preferred securities, which had a cost basis totaling $27.2 million at the beginning of the year.

The fully taxable equivalent yield on investment securities was 7.85% in the most recent quarter, compared to 8.00% in the fourth quarter of 2000, primarily reflecting the lower yields on securities purchased in the current year.

Alliance Bancorp of New England, Inc.	12	Second Quarter, 2001

Total Loans: Total loans increased by $18.1 million (7.9%) during the first half of the year. Residential mortgage growth of 8.8% resulted from a decision to retain more newly originated mortgages as part of the program to reinvest funds from short term investments. Commercial loan growth of 11.1% benefited from the strong pipeline through the end of last year. Commercial loan growth has slowed from the 28.4% growth rate recorded last year, reflecting a slowdown in economic conditions. Conversely, consumer loans grew by 6.6% this year, with growth accelerating beginning in the fourth quarter of last year, after being flat for the first three quarters of 2000. This primarily reflects increased consumer demand for closed-end amortizing home equity loans. Government guaranteed loans increased by 19.9% during the first half of this year. These are 100% U.S. Government guaranteed SBA and USDA loans and loan certificates purchased in the secondary market, and are viewed as alternatives to purchases of investment securities. The yield on total loans measured 7.85% in the second quarter, compared to 8.45% in the fourth quarter of 2000. This decrease reflected the decline in the prime rate, along with lower yields on government guaranteed loans and tighter lending spreads in the commercial loan market.

Nonperforming Assets: Nonperforming assets totaled $2.7 million (0.7% of total assets) at June 30, 2001, including nonaccruing loans totaling $2.5 million and foreclosed assets totaling $0.2 million. Nonperforming assets have increased by $1.6 million compared to $1.1 million (0.3% of total assets) at the prior year-end. This increase includes $1.0 million of commercial loans which are nonaccruing but which are current in their payments. Impaired loans totaled $2.1 million at June 30, 2001, up from $1.2 million at year-end due to the above mentioned commercial loans.

Allowance for Loan Losses: The allowance totaled $3.55 million at June 30, 2001, compared to $3.40 million at the prior year-end. The allowance measured 1.44% of total loans and 1.61% of regular loans (excluding government guaranteed loans) at June 30, 2001, compared to 1.49% and 1.65% respectively at year-end. Net loan recoveries totaled $16 thousand in the first half of 2001. The valuation allowance on impaired loans was $219 thousand at June 30, 2001, compared to $112 thousand at year-end. The loan loss allowance measured 143% of nonaccruing loans at quarter-end.

Deposits and Borrowings: Total deposits increased by $29.1 million during the first half of the year. Excluding the $17.0 million short term deposit from one customer at period-end, the increase totaled $12.1 million (4.3%), with increases recorded in all account categories. There were no new borrowings as of quarter-end. The cost of deposits decreased to 4.21% during the second quarter, compared to 4.46% in the fourth quarter of 2000. This primarily reflected lower CD and money market account rates following the reductions in short term rates which occurred during the first half of the year.

Interest Rate Sensitivity: The one year interest rate gap at June 30, 2001 approximated ($3 million), or (0.8%) of total earning assets. Excluding the $17 million short term deposit noted above, the one year interest rate gap aproximated ($20 million), or (5.7%) of earning assets. This negative gap reflects a liability sensitive position at the one year point, making earnings sensitive to interest rate increases at that time interval. The Company generally has a positive interest rate gap for maturities under one year, making near-term earnings sensitive to interest rate decreases. At year-end, the Company’s interest sensitivity model indicated that net interest income would decline in the event of a 200 basis point interest rate decrease. During the first half of the year, short term interest rates declined by 275 basis points; ten year treasury rates initially declined, but ended the period up by 12 basis points. While the net interest margin has tightened, net interest income did not decline due to: the rapid reinvestment of short term investments at the beginning of the year; the steepening of the yield curve producing higher long term rates; and continued strong loan growth. As a result of the reinvestments and deposit rate adjustments, the Company has reduced the sensitivity of its earnings at risk in a downward rate environment. At June 30, 2001, the Company expected to be within its policy limits for earnings and equity at risk. The equity at risk in a downward environment also was more favorable than the model, due to the steeper yield curve and to improved pricing spreads on the portfolio of trust preferred investment securities.

Liquidity and Cash Flows: The $17.0 million short term deposit at quarter-end was held in short term investments. Excluding this event, the Bank’s primary use of funds has been the origination of new loans and the purchases of investment securities and government guaranteed loans. The primary sources of funds were the liquidation of short term investments, together with deposit growth. Borrowings, time deposits, and money market accounts are the primary sources of liquidity for additional balance sheet growth. Short term investments, securities available for sale, and government guaranteed loan certificates provide additional sources of liquidity. The Company’s primary source of funds is dividends from the Bank, and its primary use of funds is dividends to shareholders and to trust preferred security holders.

Alliance Bancorp of New England, Inc.	13	Second Quarter, 2001

Capital Resources: During the first half of 2001, shareholders’ equity increased by $3.0 million (16.7%) to $21.1 million, reflecting the contribution of retained earnings and other comprehensive income. Excluding accumulated other comprehensive income or loss, the annualized return on average equity measured 14.61% during the first half of the year. Total equity measured 5.6% of total assets at quarter-end, compared to 5.2% at year-end 2000. At quarter-end, both Alliance and Tolland Bank continued to report regulatory capital ratios consistent with the “well capitalized” regulatory classification.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See discussion and analysis of quantitative and qualitative disclosures about market risk provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 filed April 2, 2001. See also the discussion of Interest Rate Sensitivity in Item 2 of this Form 10Q.

PART II        OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS The Company is not involved in any material legal proceedings other than ordinary routine litigation incidental to its business.

Item 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (a) The Annual Meeting of Shareholders was held on April 11, 2001.

(b)	Proposal I. The following current directors were re-elected to continue to serve for three-year terms and until their successors are elected and qualified: Robert C. Boardman, William E. Dowty, Jr. and Kenneth R. Peterson. Each of the persons nominated for director received at least 98.4% of the votes for his election, representing a majority of the total of 1,970,648 voted or withheld.

(c)	Proposal II. A total of 1,809,968 shares were voted in favor of Proposal II regarding the adjournment of the Annual Meeting. 138,920 shares were voted against and 21,760 shares were abstained. Proposal II would have adjourned the meeting in the event that there were not sufficient votes to approve Proposal I, in order to permit further solicitation of proxies. Since Proposal I was approved, adjournment was not necessary.

Item 5.	OTHER INFORMATION None.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K (a) Exhibit index None.

(b)	Reports on Form 8-K filed during the quarter ended June 30, 2001.

Alliance Bancorp of New England, Inc.	14	Second Quarter, 2001

(i)	On April 27, 2001, the Company filed a Form 8-K reporting, under Item 5, an appointment to the Board of Directors.

(ii)	On April 30, 2001, the Company filed a Form 8-K reporting, under Item 6, the resignation of one of the Company’s directors.

Alliance Bancorp of New England, Inc.	15	Second Quarter, 2001

Average Balance Sheet and Interest Rates - Fully Taxable Equivalent (FTE)

(dollars in thousands)	Average Balance		Rate (FTE Basis)
Quarters ended June 30	2001	2000	2001	2000
Loans	$244,761	$203,730	7.85%	8.06%
Securities available for sale	66,929	55,267	7.97	8.04
Securities held to maturity	16,111	26,851	7.44	7.90
Other earning assets	6,211	18,800	4.35	7.73

Total earning assets	334,012	304,648	7.79	8.07
Other assets	20,941	20,584

Total assets	$354,953	$325,232

Interest bearing deposits	$253,672	$233,319	4.21	4.16
Borrowings	45,522	43,008	6.32	6.16

Interest bearing liabilities	299,194	276,327	4.53	4.47
Other liabilities	35,875	33,116
Shareholder's equity	19,884	15,789

Total liabilities and equity	$354,953	$325,232

Net Interest Spread			3.26%	3.60%
Net Interest Margin			3.73%	4.02%

(dollars in thousands)	Average Balance		Rate (FTE Basis)
Six months ended June 30	2001	2000	2001	2000
Loans	$238,963	$198,620	8.06%	8.10%
Securities available for sale	67,465	56,084	8.02	8.16
Securities held to maturity	16,821	27,201	7.58	7.88
Other earning assets	6,904	18,397	5.31	6.20

Total earning assets	330,153	300,302	7.97	7.98
Other assets	20,626	20,388

Total assets	$350,779	$320,690

Interest bearing deposits	$251,092	$230,642	4.30	4.12
Borrowings	45,586	41,432	6.25	5.99

Interest bearing liabilities	296,678	272,074	4.60	4.40
Other liabilities	35,025	33,203
Shareholder's equity	19,076	15,413

Total liabilities and equity	$350,779	$320,690

Net Interest Spread			3.37%	3.58%
Net Interest Margin			3.84%	4.00%

Alliance Bancorp of New England, Inc.	16	Second Quarter, 2001

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANCE BANCORP OF NEW ENGLAND, INC.

Date:	August 10, 2001	/s/ Joseph H. Rossi Joseph H. Rossi President/CEO

Date:	August 10, 2001	/s/ David H. Gonci Senior Vice President/CFO

Alliance Bancorp of New England, Inc.	17	Second Quarter, 2001