Form 10-Q
period 2001-09-30
ALLIANCE BANCORP OF NEW ENGLAND INC
filed 2001-11-14
CIK 1046002

FORM 10-Q
--------------------------------------------------------------------------------

United States Securities and Exchange Commission
Washington, DC 20549
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
 of 1934
For the Quarterly Period Ended September 30, 2001
Commission File Number 001-13405

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

As of November 10, 2001, Alliance Bancorp of New England had 2,337,100 shares of common stock outstanding.

TABLE OF CONTENTS                                                           Page

Table       Consolidated Selected Financial Data..............................2
Part I      Financial Information
Item 1      Financial Statements
                Consolidated Balance Sheets...................................3
                Consolidated Income Statements................................4
                Consolidated Statements of Changes in Shareholders' Equity....5
                Consolidated Statements of Cash Flows.........................6
                Notes to Consolidated Financial Statements....................7
Item 2      Management's Discussion and Analysis
                of Financial Condition and Results of Operations.............10
                Special Note Regarding Forward-Looking Statements............10
Item 3      Quantitative and Qualitative Disclosures About Market Risk.......14
Part II     Other Information................................................16
Table       Average Balance Sheet and Interest Rates ........................17
Signatures  .................................................................18



Alliance Bancorp of New England, Inc.            1           Third Quarter, 2001

                      Alliance Bancorp of New England, Inc.
                Consolidated Selected Financial Data (Unaudited)


                                                          As of and for the three months    As of and for the nine months
                                                                ended September 30,              ended September 30,
                                                          -----------------------------------------------------------------
                                                                 2001            2000            2001             2000
---------------------------------------------------------------------------------------------------------------------------
For the Period (in thousands)
Net interest income                                           $  2,974         $  3,144        $  9,073         $  8,857
Provision for loan losses                                           75               92             209              234
Service charges and other income                                   385              352           1,114            1,076
Net gain (loss) on securities and assets                             7              (84)            (33)             (15)
Non-interest expense                                             2,195            2,168           6,474            6,411
Net income                                                    $    821         $    814        $  2,468         $  2,381
---------------------------------------------------------------------------------------------------------------------------
Per Share
Earnings - basic                                              $   0.35         $   0.35        $   1.06         $   1.03
Earnings - diluted                                                0.34             0.34            1.03             1.01
Dividends declared                                                0.075            0.07            0.225            0.20
Book value                                                        9.33             6.96            9.33             6.96
Common stock price:
High                                                             14.00             9.38           14.00             9.38
Low                                                              11.80             6.50            8.37             6.50
Close                                                            11.90             9.13           11.90             9.13
---------------------------------------------------------------------------------------------------------------------------
At Period End (in millions)
Total assets                                                  $  374.6         $  340.9        $  374.6         $  340.9
Total loans                                                      249.6            221.7           249.6            221.7
Other earning assets                                             102.5             96.9           102.5             96.9
Deposits                                                         302.6            272.5           302.6            272.5
Borrowings                                                        48.5             50.1            48.5             50.1
Shareholders' equity (a)                                          21.8             16.2            21.8             16.2
---------------------------------------------------------------------------------------------------------------------------
Operating Ratios (in percent)
Return on average equity, annualized                             15.16%           21.18%          16.59%           20.69%
Return on average assets, annualized                              0.89             0.97            0.93             0.97
Net interest margin, annualized (b)                               3.56             4.15            3.74             4.05
Equity % total assets (period end)                                5.82             4.76            5.82             4.76
Dividend payout ratio                                            21.33            20.05           21.27            19.49
---------------------------------------------------------------------------------------------------------------------------

(a)  Shareholders' equity includes accumulated other comprehensive income
     (loss), which consists of unrealized gains (losses) on investment securities, net of taxes.
(b)  Ratio expressed as fully taxable equivalent.

Alliance Bancorp of New England, Inc.            2           Third Quarter, 2001

                      Alliance Bancorp of New England, Inc.
                           Consolidated Balance Sheets

                                                                       September 30, 2001     December 31, 2000
(in thousands except share data)                                          (Unaudited)             (Audited)
--------------------------------------------------------------------------------------------------------------
Assets
     Cash and due from banks                                                 $  12,195               $  10,684
     Short-term investments                                                     19,230                  19,503
--------------------------------------------------------------------------------------------------------------
         Total cash and cash equivalents                                        31,425                  30,187

     Securities available for sale (at fair value)                              69,917                  53,392

     Securities held to maturity (at amortized cost),
         fair value of $13,138 in 2001 and $22,188 in 2000                      13,357                  23,013

     Residential mortgage loans                                                 61,947                  58,280
     Commercial mortgage loans                                                  77,962                  73,865
     Other commercial loans                                                     41,284                  38,706
     Consumer loans                                                             39,122                  35,679
     Government guaranteed loans                                                29,262                  21,794
--------------------------------------------------------------------------------------------------------------
         Total loans                                                           249,577                 228,324
     Less: Allowance for loan losses                                            (3,615)                 (3,400)
--------------------------------------------------------------------------------------------------------------
         Net loans                                                             245,962                 224,924

     Premises and equipment, net                                                 5,505                   5,834
     Foreclosed assets, net                                                         --                      --
     Accrued interest income receivable                                          2,958                   3,189
     Cash surrender value of life insurance                                      2,860                   2,745
     Other assets                                                                2,622                   4,894
--------------------------------------------------------------------------------------------------------------
         Total assets                                                        $ 374,606               $ 348,178
==============================================================================================================

Liabilities and Shareholders' Equity
     Demand deposits                                                         $  32,534               $  30,293
     NOW deposits                                                               32,788                  32,033
     Money market deposits                                                      42,750                  38,716
     Savings deposits                                                           53,123                  46,849
     Time deposits                                                             141,413                 132,625
--------------------------------------------------------------------------------------------------------------
         Total deposits                                                        302,608                 280,516

     Borrowings                                                                 48,500                  46,700
     Other liabilities                                                           1,690                   2,847
--------------------------------------------------------------------------------------------------------------
         Total liabilities                                                     352,798                 330,063

     Preferred stock ( $.01 par value; 100,000 shares
         authorized, none issued)                                                   --                      --
     Common stock ($.01 par value; authorized 4,000,000
         shares; issued 2,537,699 in 2001 and 2,531,699 in 2000;
         outstanding 2,337,100 in 2001 and 2,331,100 in 2000)                       25                      25
     Additional paid-in capital                                                 11,566                  11,516
     Retained earnings                                                          16,142                  14,198
     Accumulated other comprehensive loss, net                                  (2,816)                 (4,515)
     Treasury stock (200,599 shares)                                            (3,109)                 (3,109)
--------------------------------------------------------------------------------------------------------------
         Total shareholders' equity                                             21,808                  18,115
--------------------------------------------------------------------------------------------------------------
         Total liabilities and shareholders' equity                          $ 374,606               $ 348,178
==============================================================================================================


See accompanying notes to consolidated financial statements
Alliance Bancorp of New England, Inc.            3           Third Quarter, 2001

                      Alliance Bancorp of New England, Inc.
                   Consolidated Income Statements (Unaudited)

                                                                  Three Months Ended                 Nine Months Ended
                                                                    September 30,                      September 30,
                                                          --------------------------------------------------------------------
(in thousands except share data)                                 2001             2000             2001              2000
------------------------------------------------------------------------------------------------------------------------------
Interest Income
     Loans                                                  $   4,708        $   4,647        $  14,340         $  12,671
     Debt securities                                            1,276            1,258            3,834             3,826
     Dividends on equity securities                               229              273              743               826
     Short-term investments                                       144              289              310               812
------------------------------------------------------------------------------------------------------------------------------
         Total interest and dividend income                     6,357            6,467           19,227            18,135
------------------------------------------------------------------------------------------------------------------------------

Interest Expense
     Deposits                                                   2,624            2,604            7,982             7,325
     Borrowings                                                   759              719            2,172             1,953
------------------------------------------------------------------------------------------------------------------------------
         Total interest expense                                 3,383            3,323           10,154             9,278
------------------------------------------------------------------------------------------------------------------------------

Net Interest Income                                             2,974            3,144            9,073             8,857

Provision For Loan Losses                                          75               92              209               234
------------------------------------------------------------------------------------------------------------------------------
     Net interest income after provision for loan losses        2,899            3,052            8,864             8,623

Non-Interest Income
     Service charges and other income                             385              352            1,114             1,076
     Net gain (loss) on securities                                  7              (84)             (42)               20
     Net gain (loss) on assets                                      -                -                9               (35)
------------------------------------------------------------------------------------------------------------------------------
         Total non-interest income                                392              268            1,081             1,061

Non-Interest Expense
     Compensation and benefits                                  1,207            1,205            3,496             3,499
     Occupancy                                                    180              175              520               525
     Data processing services and equipment                       265              322              788               886
     Office and insurance                                         145              128              414               400
     Purchased services                                           213              194              724               580
     Other                                                        185              144              532               521
------------------------------------------------------------------------------------------------------------------------------
         Total non-interest expense                             2,195            2,168            6,474             6,411
------------------------------------------------------------------------------------------------------------------------------
     Income before income taxes                                 1,096            1,152            3,471             3,273
     Income tax expense                                           275              338            1,003               892
------------------------------------------------------------------------------------------------------------------------------
         Net Income                                         $     821        $     814        $   2,468         $   2,381
==============================================================================================================================

Per Share Data
     Basic earnings per share                               $    0.35        $    0.35        $    1.06         $    1.03
==============================================================================================================================
     Diluted earnings per share                             $    0.34        $    0.34        $    1.03         $    1.01
==============================================================================================================================

     Average basic shares outstanding                       2,333,862        2,331,100        2,332,016         2,320,193
     Average additional dilutive shares                        99,704           38,243           69,644            37,728
------------------------------------------------------------------------------------------------------------------------------
     Average diluted shares                                 2,433,566        2,369,343        2,401,660         2,357,921
==============================================================================================================================

See accompanying notes to consolidated financial statements
Alliance Bancorp of New England, Inc.            4           Third Quarter, 2001

                      Alliance Bancorp of New England, Inc.
     Consolidated Statements of Changes in Shareholders' Equity (Unaudited)

                                                                                      Accumulated
                                                        Additional                          other
Nine Months ended September 30                Common       paid-In      Retained    comprehensive     Treasury
(in thousands)                                 stock       capital      earnings           (loss)        stock         Total
----------------------------------------------------------------------------------------------------------------------------
2000
----
Balance, December 31, 1999                      $ 25      $ 11,429     $  11,618      $ (5,616)     $ (3,109)     $ 14,347
Comprehensive income
     Net income                                                            2,381                                     2,381
     Unrealized loss on securities,
     net of reclassification adjustment                                                   (133)                       (133)
                                                                                                               -------------
Comprehensive income                                                                                                 2,248
Dividends declared and paid                                                 (466)                                     (466)
Issuance of shares pursuant to exercise
of stock options                                                87                                                      87
----------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2000                     $ 25      $ 11,516     $  13,533      $ (5,749)     $ (3,109)     $ 16,216
============================================================================================================================

2001
----
Balance, December 31, 2000                      $ 25      $ 11,516     $  14,198      $ (4,515)     $ (3,109)     $ 18,115
Comprehensive income
     Net income                                                            2,468                                     2,468
     Unrealized gain on securities,
     net of reclassification adjustment                                                  1,699                       1,699
                                                                                                               -------------
     Comprehensive income                                                                                            4,167
Dividends declared and paid                                                 (524)                                     (524)
Issuance of shares pursuant to
     exercise of stock options                                  50                                                      50
============================================================================================================================
Balance, September 30, 2001                     $ 25      $ 11,566     $  16,142      $ (2,816)     $ (3,109)     $ 21,808
============================================================================================================================


Disclosure of reclassification amount

Nine months ended September 30 (in thousands)                                               2001                    2000
----------------------------------------------------------------------------------------------------------------------------
Unrealized holding gain (loss) arising during
     the period net of income tax expense (benefit)
     of $886 and ($65), respectively                                                     $ 1,646                  $ (120)
Less reclassification adjustment for net gains
     (losses) included in net income net of income
     tax expense (benefit) of ($11) and $7,
     respectively                                                                             53                     (13)
----------------------------------------------------------------------------------------------------------------------------
Net unrealized gain (loss) on securities                                                 $ 1,699                  $ (133)
============================================================================================================================

See accompanying notes to consolidated financial statements
Alliance Bancorp of New England, Inc.            5           Third Quarter, 2001

                      Alliance Bancorp of New England, Inc.
                Consolidated Statements of Cash Flows (Unaudited)

                                                         Nine months ended
                                                            September 30,
                                                        --------------------
(in thousands)                                            2001         2000
----------------------------------------------------------------------------
Operating Activities:
     Net income                                         $  2,468    $  2,381
     Adjustments to reconcile net income to
     net cash provided by operating activities:
         Provision for loan losses                           209         234
         Depreciation and amortization                       382         446
         Net loss (gain) on securities                        42         (20)
         Net (gain) loss on assets                            (9)         35
         Decrease (increase) in loans held for sale          461        (315)
         (Decrease) increase in other liabilities         (1,155)        457
         Decrease in other assets                          1,636          40
----------------------------------------------------------------------------
         Net cash provided by operating activities         4,034       3,258

Investing Activities:
     Securities available for sale:
         Proceeds from repayments and maturities             358       6,863
         Proceeds from sales of securities                 5,178       2,302
         Purchases of securities                         (14,934)     (5,172)
     Securities held to maturity:
         Proceeds from amortization and maturities         4,885       2,265
     Net increase in loans                               (21,708)    (29,908)
     Increase in foreclosed assets, net                       --         (25)
     Proceeds from the sale of premises and equipment        194          --
     Purchases of premises and equipment                    (187)       (451)
----------------------------------------------------------------------------
         Net cash used in investing activities           (26,214)    (24,126)

Financing Activities:
     Net increase in interest-bearing deposits            19,851      16,005
     Net increase in demand deposits                       2,241       5,098
     Proceeds from FHLB advances                              --       6,000
     Net increase in borrowings                            1,800       4,536
     Stock options exercised                                  50          87
     Cash dividends paid                                    (524)       (466)
----------------------------------------------------------------------------
         Net cash provided by financing activities        23,418      31,260
----------------------------------------------------------------------------
Net Change in Cash and Cash Equivalents                    1,238      10,392
Cash and cash equivalents at beginning of the period      30,187      22,612
----------------------------------------------------------------------------
Cash and cash equivalents at end of the period          $ 31,425    $ 33,004
============================================================================

Supplemental Information On Cash Payments
     Interest expense                                   $ 10,198    $  8,968
     Income tax expense                                    1,300       1,002

Supplemental Information On Non-cash Transactions
     Net loans transferred to foreclosed assets              206          78
     Securities transferred to held to maturity            7,045          --
     Securities transferred to available for sale         11,883       1,030


See accompanying notes to consolidated financial statements
Alliance Bancorp of New England, Inc.            6           Third Quarter, 2001

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

Management's Discussion and Analysis of Financial Condition and Results of Operations accompany these consolidated financial statements. These consolidated interim financial statements and notes should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Alliance is a one bank holding company, chartered in Delaware. Alliance owns 100% of the stock of Tolland Bank (the "Bank"), a Connecticut chartered savings bank. Alliance also wholly owns Alliance Capital Trust I ("Trust I"), a Delaware chartered trust which issued $3.5 million in privately offered trust preferred securities. Proceeds from this issuance were invested in subordinated notes issued by Alliance, which invested the note proceeds in new common stock issued by the Bank. Alliance also wholly owns Alliance Capital Trust II ("Trust II"), a Delaware chartered trust which issued $3.5 million in privately offered trust preferred securities. Proceeds from the issuance of Trust II were invested in subordinated notes issued by Alliance, which invested the note proceeds in a capital contribution to the Bank.

Tolland Bank provides consumer and commercial banking services from its nine offices located in and around Tolland County, Connecticut. The Bank's deposits are insured up to the applicable limits by the Federal Deposit Insurance Corporation ("FDIC"). Tolland Bank wholly owns Tolland Investment Corporation ("TIC"), a passive investment corporation chartered in Connecticut to own and service real estate secured loans purchased from the Bank. The Bank also wholly owns a Connecticut chartered corporation named Asset Recovery Systems, Inc. ("ARS"), which is a real estate liquidation subsidiary. The consolidated financial statements include Alliance, Trust I, Trust II, Tolland Bank, TIC, and ARS. All significant intercompany accounts and transactions have been eliminated in consolidation.

Alliance Bancorp of New England, Inc.            7           Third Quarter, 2001

Note 2.  Securities

                                                            Amortized        Unrealized       Unrealized              Fair
September 30, 2001 (in thousands)                                Cost             Gains           Losses             Value
----------------------------------------------------------------------------------------------------------------------------
Securities available for sale
U.S. Government and agency debt                           $     2,000       $        20      $         -       $     2,020
U.S. Agency mortgage-backed debt                                4,161                86                -             4,247
Trust preferred                                                27,578               386           (2,450)           25,514
Other corporate debt                                           24,018               279           (1,079)           23,218
Marketable equity                                              13,379                85             (827)           12,637
Non-marketable equity                                           2,281                 -                -             2,281
----------------------------------------------------------------------------------------------------------------------------
     Total available for sale                             $    73,417       $       856      $    (4,356)      $    69,917
============================================================================================================================
Securities held to maturity
U.S. Government and agency debt                           $     2,051       $        77      $         -       $     2,128
U.S. Agency mortgage-backed debt                                3,469                75                -             3,544
Other mortgage-backed debt                                      1,775                47                -             1,822
Other corporate debt                                            6,062                16             (434)            5,644
----------------------------------------------------------------------------------------------------------------------------
     Total held to maturity                               $    13,357       $       215      $      (434)      $    13,138
============================================================================================================================

                                                            Amortized        Unrealized       Unrealized              Fair
January 1, 2001 (in thousands)                                   Cost             Gains           Losses             Value
----------------------------------------------------------------------------------------------------------------------------
Securities available for sale
U.S. Government and agency debt                           $     2,000       $         -      $      (110)      $     1,890
U.S. Agency mortgage-backed debt                                1,505                 -                -             1,505
Trust preferred                                                27,608               235           (3,946)           23,897
Other corporate debt                                           16,010                34           (1,407)           14,637
Marketable equity                                              14,659               186           (1,206)           13,639
Non-marketable equity                                           2,281                 -                -             2,281
----------------------------------------------------------------------------------------------------------------------------
     Total available for sale                             $    64,063       $       455      $    (6,669)      $    57,849
============================================================================================================================
Securities held to maturity
U.S. Government and agency debt                           $     4,060       $        16      $         -       $     4,076
U.S. Agency mortgage-backed debt                                5,800                 2              (21)            5,781
Other mortgage-backed debt                                      2,354                 4                -             2,358
Other corporate debt                                            6,043                 -             (529)            5,514
----------------------------------------------------------------------------------------------------------------------------
     Total held to maturity                               $    18,257       $        22      $      (550)      $    17,729
============================================================================================================================

                                                            Amortized        Unrealized       Unrealized              Fair
December 31, 2000 (in thousands)                                 Cost             Gains           Losses             Value
----------------------------------------------------------------------------------------------------------------------------
Securities available for sale
U.S. Government and agency debt                           $     5,000       $        73      $      (110)      $     4,963
U.S. Agency mortgage-backed debt                                3,457                 5               (5)            3,457
Other mortgage-backed debt                                      2,093                10                -             2,103
Trust preferred                                                24,122               235           (3,461)           20,896
Other corporate debt                                            6,042                27              (16)            6,053
Marketable equity                                              14,659               186           (1,206)           13,639
Non-marketable equity                                           2,281                 -                -             2,281
----------------------------------------------------------------------------------------------------------------------------
     Total available for sale                             $    57,654       $       536      $    (4,798)      $    53,392
============================================================================================================================
Securities held to maturity
U.S. Government and agency debt                           $       986       $        16      $         -       $     1,002
U.S. Agency mortgage-backed debt                                3,850                 2              (21)            3,831
Other mortgage-backed debt                                        251                 4                -               255
Trust preferred                                                 3,098               114             (211)            3,001
Other corporate debt                                           14,828               223             (952)           14,099
----------------------------------------------------------------------------------------------------------------------------
     Total held to maturity                               $    23,013       $       359      $    (1,184)      $    22,188
============================================================================================================================

Alliance Bancorp of New England, Inc.            8           Third Quarter, 2001

As of January 1, 2001, in implementing the provisions of SFAS No. 133, the Company redesignated securities from held to maturity to available for sale. Securities with an amortized cost totaling $11.88 million, net of a transfer adjustment of $1.57 million with a fair value totaling $11.59 million were transferred to available for sale from held to maturity.


Note 3.  Nonperforming Loans

                                                                                September 30,            December 31,
(in thousands)                                                                           2001                    2000
-----------------------------------------------------------------------------------------------------------------------------
Total nonaccruing loans                                                               $ 1,973                $ 1,130
Accruing loans past due 90 days or more                                                     -                      -
Impaired loans:
     Impaired loans - valuation allowance required                                      1,008                    945
     Impaired loans - no valuation allowance required                                   1,041                    233
-----------------------------------------------------------------------------------------------------------------------------
         Total impaired loans                                                         $ 2,049                $ 1,178
     Total valuation allowance on impaired loans                                          164                    112
     Commitments to lend additional funds for impaired loans                                -                      -

Note 4.  Allowance for Loan Losses

                                                                            Nine Months Ended       Nine Months Ended
                                                                                September 30,           September 30,
(in thousands)                                                                           2001                    2000
-----------------------------------------------------------------------------------------------------------------------------
Balance at beginning of year                                                          $ 3,400                 $ 3,200
Charge-offs                                                                               (91)                    (53)
Recoveries                                                                                 97                      69
Provision for loan losses                                                                 209                     234
-----------------------------------------------------------------------------------------------------------------------------
         Balance at end of period                                                     $ 3,615                 $ 3,450
=============================================================================================================================


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

In July 2001, the FASB also issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. This statement requires that goodwill no longer be amortized to earnings but instead be reviewed at least annually for impairment. Impairment losses would be charged to earnings when they occur. Amortization of goodwill ceases upon adoption of SFAS No. 142, which for calendar year-end entities such as Alliance will be on January 1, 2002. SFAS No. 142 requires that intangible assets other than goodwill (such as core deposit intangibles) continue to be amortized to expense over their estimated useful lives. Alliance has intangible assets of $67 thousand at September 30, 2001; accordingly adoption of SFAS 142 is not expected to have a significant effect on the consolidated statements.

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Under this statement, the liability is discounted and the accretion expense is recognized using the credit-adjusted risk free interest rate in effect when the liability was initially recognized. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Earlier adoption is permitted. The Company does not expect that the adoption of this statement will have a material impact on its consolidated financial statements.

Alliance Bancorp of New England, Inc.            9           Third Quarter, 2001

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. This statement requires that one accounting model be used for long-lived assets to be disposed of. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The provisions of this statement are to be applied prospectively. The Company does not expect that the adoption of this statement will have a material impact on its consolidated financial statements.

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

SUMMARY

Alliance Bancorp of New England, Inc., the holding company for Tolland Bank, reported a 1.0% increase in earnings for the third quarter ended September 30, 2001, with net profit totaling $821 thousand ($.34 per share) compared to $814 thousand ($.34 per share) a year earlier.

Net income for the first nine months of 2001 increased by 3.7% to $2.47 million ($1.03 per share) compared to $2.38 million ($1.01 per share) in the same period of 2000. The Board of Directors approved a quarterly cash dividend of seven and a half cents per share, which will be payable on November 20, 2001 to shareholders of record as of November 6, 2001.

Alliance has continued to pursue growth opportunities, producing loan growth at a 12.4% annualized rate this year, with increased balances in all major loan categories. For the first nine months, this growth has significantly offset the effect of tighter margins resulting from the extraordinary interest rate reductions this year. Management has maintained a careful focus on asset quality in credit originations and administration, although indications are that the national economic contraction has not yet significantly affected the customers' debt service in the Company's markets.

Tolland Bank introduced new product and service enhancements throughout the third quarter. The most significant accomplishment was the announcement that Tolland Bank would be the exclusive provider of the Generations Gold Program-a checking account for all generations. Previously a core deposit account for a former local bank which was recently acquired, this club account offers extensive member benefits including opportunities to save money with a roster of local and national merchants. The Bank also introduced the EquitySelect Advantage-the Complete HomeEquity Program. This equity program offers customers both variable rate advances and fixed rate amortizing advances at their option. Also, the Bank issued new VISA Check Cards to our customers, providing enhanced integration with our checking account systems. Additionally, the Bank converted most business cash management customers to its new WebLink internet based cash management solution, which provides an improved blend of convenience and functionality. All of these activities demonstrate the Company's ongoing focus to providing superior products and services.

Alliance Bancorp of New England, Inc.            10          Third Quarter, 2001

Net interest income declined by 5.4% in the third quarter of 2001, compared to the same quarter of 2000. The net interest margin declined to 3.56% from 4.15% during those same periods. The Bank's prime based loans have repriced down simultaneously with the Federal Reserve's interest rate cuts, while deposit repricings have occurred more slowly. For the first nine months of the year, net interest income increased by 2.4% compared to the previous year. Service charges and other income increased by 9.4% in the third quarter and by 3.5% for the year to date, compared to 2000, primarily due to higher deposit account activity. Non-interest expense increased by 1.2% for the quarter and 1.0% year-to-date, including higher marketing and loan origination costs and lower systems costs.

Total assets were $375 million at September 30, 2001, an increase of 7.6% from year-end 2000. Total regular loans increased by 6.7% over this period, while purchased assets (including investment securities and purchased government guaranteed loans) increased by 14.6%. Deposit growth totaled 7.9% over this period, with increases recorded in all major categories.

The Bank had no foreclosed assets at September 30, 2001, and recorded net loan recoveries of $6 thousand for the year-to-date. Nonaccruing loans totaled $2.0 million (0.53% of total assets) at September 30, 2001; this total was down from $2.5 million at June 30, 2001, and up from the comparatively low level of $1.1 million at year-end 2000.

Shareholders' equity totaled $21.8 million at September 30, 2001, increasing by 20.4% from the year-end total. In addition to growth in retained earnings from net income, shareholders' equity also benefited from a decrease in unrealized securities losses, which provided additional net comprehensive income of $1.7 million for the first nine months of 2001. Book value per share was $9.33 at September 30, 2001, compared to $7.77 at year-end 2000. Shareholders' equity measured 5.8% of total assets at quarter-end, compared to 5.2% at year-end 2000. Return on shareholders' equity measured 15.2% during the most recent quarter, and 16.6% for the year-to-date. The Company's capital remained in excess of all regulatory requirements.

RESULTS OF OPERATIONS

Net Interest Income: Net interest income declined by $170 thousand (5.4%) in the third quarter and increased by $216 thousand (2.4%) in the first nine months of the year. Net interest income benefited from loan growth and has been negatively affected by tightening of the net interest margin resulting from the decline in short term interest rates in 2001.

Loan growth provided most of the growth in average earning assets. Average earning assets increased by $30.3 million (9.6%) and by $30.0 million (9.8%) in the third quarter and year-to-date, respectively. Total regular loans at September 30, 2001 were $13.8 million (6.7%) higher than at the prior year-end, with increases recorded in all major categories. Purchases of 100% government guaranteed loans added another $7.5 million in growth to total loans for the year-to-date. Loan originations benefited from supportive economic conditions in the first half of the year, along with higher demand from consumer loan products.

The prime rate of interest on loans declined by 4.00% from 9.50% to 5.50% in the first nine months of 2001, following unusually aggressive monetary easing by the Federal Reserve Board. The yield on loans declined by .91% in the third quarter of 2001 compared to 2000, and the yield on total earning assets also declined by
 .90% in this period, reflecting lower yields on short and long term investments. The cost of liabilities fell by .31% during this same period, reflecting the lag in time account repricings and competitive factors in the retail deposit market. The third quarter net interest margin declined by .59% year-to-year, reflecting these changes. The nine month net interest margin declined by .31% also due to these factors.

Alliance Bancorp of New England, Inc.            11          Third Quarter, 2001

The Bank has an asset sensitive position for maturities under one year, which means that net interest income may decrease when interest rates fall, depending on a number of assumptions. This interest sensitivity was reflected in the operating results discussed above. Interest rate sensitivity is further discussed in the later discussion on Interest Rate Sensitivity.

Provision for Loan Losses: The provision is made to maintain the allowance for loan losses at a level deemed adequate by management. The provision was little changed in 2001, decreasing by $17 thousand and by $25 thousand in the third quarter and year-to-date. At September 30, 2001, the allowance stood at $3.62 million, compared to $3.40 million at year-end 2000. Please see the later discussion on the Allowance for Loan Losses.

Non-Interest Income: Non-interest income increased by $124 thousand (46.3%) in the third quarter, or by $40 thousand (11.4%) excluding the effect of an $84 thousand loss on the sale of a security in 2000 which did not recur in 2001. For the year-to-date, non-interest income increased by $20 thousand (1.9%), or by $117 thousand (12.1%) excluding a $97 thousand nonrecurring credit received in 2000 related to interest on tax refunds.

The adjusted 11.4% and 11.0% third quarter and year-to-date gains noted above resulted primarily from higher volumes of overdraft charges, commercial loan fees, and debit card activity. Income also benefited from the implementation of an ATM surcharge program in May, 2001 (there is no surcharging of customers of the Bank or of other banks which belong to the SUM program).

Non-Interest Expense and Tax Expense: Non-interest expense increased by $27 thousand (1.2%) and by $63 thousand (1.0%) in the third quarter and year-to-date. The only expense category with a significant year-to-date increase was purchased services, which increased by $144 thousand, including a $62 thousand increase in the expense of credit reports and appraisals due to higher loan volume, a $55 thousand increase in marketing and public relations expenses, and costs of projects which are not expected to recur. For the year-to-date, a $120 thousand increase in salary expense was offset by a $149 thousand increase in deferred salary expense related to higher loan originations volumes. Data processing costs declined by $98 thousand (11.1%) for this period, reflecting the benefit of new processing contracts. The effective tax rate measured 25.1% in the third quarter of 2001, compared to 29.3% in 2000, and included a $46 thousand benefit this year relating to a change in accounting method for federal income tax purposes. The 2001 year-to-date effective tax rate of 28.9% increased from 27.2% in 2000. This increase is due both to lower equity security income eligible for the dividends received deduction and to the lack of a tax benefit on the writedown of an equity security in the second quarter.

Comprehensive Income: Comprehensive income includes changes (after tax) in the market valuation of investment securities available for sale. Comprehensive income was $4.17 million in the first nine months of this year, compared to $2.25 million in the same period of 2000. Please see the following discussion on Investment Securities.

FINANCIAL CONDITION

Cash and Cash Equivalents: Total cash and equivalents increased by $1.2 million (4.1%) in the first nine months of 2001. The Company had reinvested most of its year-end liquid assets into longer term investments in the first quarter and was utilizing short term borrowings in the second quarter. Due primarily to deposit account growth, short-term investments rebounded to $19.2 million at September 30, 2001, near the $19.5 million level at year-end 2000. The third quarter 2001 yield on short term investments declined to 3.69% from 6.69% in the prior year due to the aforementioned interest rate cuts.

Investment Securities: Total investment securities increased by $6.9 million during the first nine months of the year, due to purchases of medium term corporate bonds, collateralized mortgage obligations, and U.S. treasury and agency securities.


Alliance Bancorp of New England, Inc.            12          Third Quarter, 2001

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

At September 30, 2001, the total net unrealized loss on available for sale securities (before tax) was $3.50 million, compared to $6.21 million at January 1, 2001. The net unrealized loss on held to maturity securities (before tax) was $219 thousand, compared to $528 thousand at January 1, 2001. The unrealized loss on the Company's securities declined during the year due primarily to improved prices on trust preferred securities, which had a cost basis totaling $27.6 million at September 30, 2001. These securities are mostly publicly traded investment grade securities. Their prices have benefited from the reduction in interest rates, although the benefit was moderated by the steeper yield curve and widening spreads for corporate securities.

At September 30, 2001, the Company owned five non-investment grade debt securities with an unamortized total cost of $5.05 million, and with an unrealized loss of $1.39 million. These were all previously investment grade issues which were downgraded following merger/acquisition related activities. The remaining debt securities were all investment grade rated. Included in the non-investment grade issues was one security rated Caa by Moodys with an unamortized cost of $1.03 million and an unrealized loss of $500 thousand. This is a trust preferred issue of a national insurer which has instituted a recovery plan; this issue has performed in accordance with its terms and was not deemed impaired by the Company. The equity security portfolio included utility common stocks with a fair value of $5.97 million and an unrealized loss of $118 thousand, and financial institution preferred stocks with a fair value of $6.71 million and an unrealized loss of $583 thousand.

The fully taxable equivalent yield on investment securities was 7.65% in the most recent quarter, compared to 8.23% in the same quarter of 2000, primarily reflecting the lower yields on securities purchased in the current year. Corporate securities purchased this year have had maturities in the 3-10 year range, with ratings of A or better. Securities purchased in 2001 totaled $14.9 million, while securities sold totaled $5.1 million.

Total Loans: Total loans increased by $21.3 million (9.3%) during the first nine months of the year. Residential mortgage growth of 6.3% resulted from a decision to retain more newly originated mortgages as part of the program to reinvest funds from short term investments. Commercial loan growth of 5.9% benefited from the strong pipeline through the end of last year. Commercial loan growth has slowed from the 28.4% growth rate recorded last year, reflecting a slowdown in economic conditions. Conversely, consumer loans grew by 9.6% this year, with growth accelerating beginning in the fourth quarter of last year, after being flat for the first three quarters of 2000. This primarily reflects increased consumer demand for closed-end amortizing home equity loans. Government guaranteed loans increased by 34.3% during the first nine months of this year. These are 100% U.S. Government guaranteed SBA and USDA loans and loan certificates purchased in the secondary market, and are viewed as alternatives to purchases of investment securities. The yield on total loans measured 7.61% in the third quarter of 2001, compared to 8.52% in the same quarter of 2000. This decrease reflected the decline in the prime rate, along with lower yields on government guaranteed loans, tighter lending spreads in the commercial loan market, and lower yields in the consumer markets.

Nonperforming Assets: Nonperforming assets totaled $2.0 million (0.53% of total assets) at September 30, 2001, consisting of nonaccruing loans. There were no foreclosed assets at that date. Nonperforming assets increased by $0.9 million compared to $1.1 million (0.32% of total assets) at the prior year-end. This increase was due to $1.0 million of commercial loans which were nonaccruing but which were current in their payments. Impaired loans totaled $2.1 million at September 30, 2001, up from $1.2 million at year-end due to the above mentioned commercial loans.



Alliance Bancorp of New England, Inc.            13          Third Quarter, 2001

Allowance for Loan Losses: The allowance totaled $3.62 million at September 30, 2001, compared to $3.40 million at the prior year-end. The allowance measured 1.45% of total loans and 1.64% of regular loans (excluding government guaranteed loans) at September 30, 2001, compared to 1.49% and 1.65% respectively at year-end. Net loan recoveries totaled $6 thousand in the first nine months of 2001, consisting of gross chargeoffs totaling $91 thousand and gross recoveries totaling $97 thousand. The valuation allowance on impaired loans was $164 thousand at September 30, 2001, compared to $112 thousand at year-end. The loan loss allowance measured 183% of nonaccruing loans at quarter-end as compared to 301% at year-end 2000.

Deposits and Borrowings: Total deposits increased by $22.1 million (7.9%) during the first nine months of the year, with increases recorded in all account categories. Medium term borrowings of $3.0 million were booked in the most recent quarter to fund commercial loan growth. The cost of deposits decreased to 3.97% during the third quarter of 2001, compared to 4.33% in the same quarter of 2000. This primarily reflected lower CD and money market account rates following the reductions in short term rates which occurred during the first nine months of the year. NOW and savings account rates were also reduced in response to lower market interest rates. During 2001, the Bank conducted a transaction account promotional program with travel coupons, similar to a program offered in the previous year, which successfully generated deposit growth. The majority of deposit growth has been in time accounts of one year or less and in savings account balances, which is believed to be related to a higher liquidity preference among customers in light of economic and capital markets conditions.

Interest Rate Sensitivity: The one year interest rate gap at September 30, 2001 approximated $10 million (2.8% of earning assets), compared to a liability sensitive $(4) million gap at year-end 2000 (1.2% of earning assets). The Company generally has a positive interest rate gap for maturities under one year, making near-term earnings sensitive to interest rate decreases. At year-end, the Company's interest sensitivity model indicated that net interest income would decline in the event of a 200 basis point interest rate decrease. During the first nine months of the year, short term interest rates declined by 400 basis points; ten year treasury rates declined only by about 10 basis points. While the net interest margin has tightened, net interest income did not decline in accordance with the model due to: the rapid reinvestment of short term investments at the beginning of the year; the steepening of the yield curve producing higher long term rates; continued strong loan growth; and reductions in the rate paid on savings and NOW accounts. As a result of the reinvestments and deposit rate adjustments, the Company has reduced the sensitivity of its earnings at risk in a downward rate environment. The equity at risk in a downward environment also was more favorable than the model, due to the steeper yield curve and to improved pricing spreads on the portfolio of trust preferred investment securities. At September 30, 2001, the Company expected to be within its policy limits for earnings and equity at risk. The change from liability sensitivity to asset sensitivity primarily reflects a change in the expectation of callable borrowings, including $10 million which is presently callable and another $7 million which is callable next year. These borrowings were anticipated to be called, but due to present low interest rates, they are now modeled as medium term (reflecting final maturities of 3-8 years). The Company has endeavored to minimize its further exposure to short term rate decreases, emphasizing lower risk medium term loans and investments which would not excessively impact equity at risk in the event that interest rates increase. The Company closely monitors its longer duration assets and will evaluate opportunities to shorten the longest duration debt security investments depending on market conditions.

Liquidity and Cash Flows: The Bank's primary use of funds has been the origination of new loans and the purchases of investment securities and government guaranteed loans. The primary source of funds was deposit growth. Borrowings, time deposits, and money market accounts are the primary sources of liquidity for additional balance sheet growth. Short term investments, securities available for sale, and government guaranteed loan certificates provide additional sources of liquidity. The Company's primary source of funds is dividends from the Bank, and its primary use of funds is dividends to shareholders and to trust preferred security holders. The $19.2 million in short term investments at September 30, 2001 was expected to decline in the fourth quarter, while still remaining above customary levels.

Capital Resources: During the first nine months of 2001, shareholders' equity increased by $3.7 million (20.4%) to $21.8 million, reflecting the contribution of retained earnings and other comprehensive income. Excluding accumulated other comprehensive income or loss, the annualized return on average equity measured 13.19% for the most recent quarter and 13.47% for the year-to-date. Total equity measured 5.8% of total assets at quarter-end, compared to 5.2% at year-end 2000. At quarter-end, both Alliance and Tolland Bank continued to report regulatory capital ratios consistent with the "well capitalized" regulatory classification.


Alliance Bancorp of New England, Inc.           14           Third Quarter, 2001

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See discussion and analysis of quantitative and qualitative disclosures about market risk provided in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 filed April 2, 2001. See also the discussion of Interest Rate Sensitivity in Item 2 of this Form 10Q.


















Alliance Bancorp of New England, Inc.           15           Third Quarter, 2001

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

Item 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS
              -----------------------------------------
              None.

Item 3.       DEFAULTS UPON SENIOR SECURITIES
              -------------------------------
              None.

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
              ---------------------------------------------------
              None.

Item 5.       OTHER INFORMATION
              -----------------
              None.

Item 6        EXHIBITS AND REPORTS ON FORM 8-K
              --------------------------------
              (a)      Exhibit index
              None.

              (b) Reports on Form 8-K filed during the quarter ended September 30, 2001.
                       i. The Company did not file any reports on Form 8-K during the quarter ended September 30, 2001.


Alliance Bancorp of New England, Inc.            16          Third Quarter, 2001

Average Balance Sheet and Interest Rates - Fully Taxable Equivalent (FTE)

(dollars in thousands)                                  Average Balance                        Rate (FTE Basis)
------------------------------------------------------------------------------------------------------------------------------
Quarters ended September 30                           2001            2000                      2001        2000
------------------------------------------------------------------------------------------------------------------------------
Loans                                            $ 246,710       $ 217,548                      7.61%       8.52%
Securities available for sale                       69,009          54,995                      7.66        8.38
Securities held to maturity                         14,226          25,060                      7.60        7.89
Other earning assets                                16,703          18,750                      3.69        6.69
------------------------------------------------------------------------------------------------------------------------------
     Total earning assets                          346,648         316,353                      7.43        8.33
Other assets                                        20,884          21,786
------------------------------------------------------------------------------------------------------------------------------
     Total assets                                $ 367,532       $ 338,139
==============================================================================================================================
Interest bearing deposits                        $ 262,520       $ 239,072                      3.97        4.33
Borrowings                                          48,338          46,602                      6.23        6.14
------------------------------------------------------------------------------------------------------------------------------
Interest bearing liabilities                       310,858         285,674                      4.32        4.63
Other liabilities                                   33,005          32,435
Shareholder's equity                                23,669          20,030
------------------------------------------------------------------------------------------------------------------------------
     Total liabilities and equity                $ 367,532       $ 338,139
==============================================================================================================================
Net Interest Spread                                                                             3.11%       3.70%
Net Interest Margin                                                                             3.56%       4.15%



(dollars in thousands)                                  Average Balance                        Rate (FTE Basis)
------------------------------------------------------------------------------------------------------------------------------
Nine months ended September 30                        2001            2000                      2001        2000
------------------------------------------------------------------------------------------------------------------------------
Loans                                            $ 241,573       $ 204,976                      7.93%       8.25%
Securities available for sale                       67,985          55,717                      7.84        8.15
Securities held to maturity                         15,947          26,482                      7.59        7.89
Other earning assets                                10,207          18,516                      4.42        6.37
------------------------------------------------------------------------------------------------------------------------------
     Total earning assets                          335,712         305,691                      7.78        8.10
Other assets                                        20,713          20,858
------------------------------------------------------------------------------------------------------------------------------
     Total assets                                $ 356,425       $ 326,549
==============================================================================================================================
Interest bearing deposits                        $ 254,943       $ 233,472                      4.19        4.19
Borrowings                                          46,514          43,168                      6.24        6.04
------------------------------------------------------------------------------------------------------------------------------
Interest bearing liabilities                       301,457         276,640                      4.50        4.48
Other liabilities                                   32,047          30,631
Shareholder's equity                                22,921          19,278
------------------------------------------------------------------------------------------------------------------------------
     Total liabilities and equity                $ 356,425       $ 326,549
==============================================================================================================================
Net Interest Spread                                                                             3.28%       3.62%
Net Interest Margin                                                                             3.74%       4.05%



Alliance Bancorp of New England, Inc.            17          Third Quarter, 2001

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ALLIANCE BANCORP OF NEW ENGLAND, INC.





Date:        November 12, 2001         /s/ Joseph H. Rossi
                                       -------------------------
                                       Joseph H. Rossi
                                       President/CEO



Date:        November 12, 2001         /s/ David H. Gonci
                                       -------------------------
                                       David H. Gonci
                                       Senior Vice President/CFO



Alliance Bancorp of New England, Inc.            18          Third Quarter, 2001