Form 10-K
period 2001-12-31
ALLIANCE BANCORP OF NEW ENGLAND INC
filed 2002-03-06
CIK 1046002

FORM 10-K

United States Securities and Exchange Commission
Washington, DC 20549
Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2001
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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sale price of February 4, 2002, as reported by American Stock Exchange, was approximately $28,305,000.

The number of shares of common stock outstanding was 2,339,297 as of February 4, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

1. Proxy Statement for the 2002 Annual Meeting of Shareholders (Part III).

FORM 10-K TABLE OF CONTENTS AND CROSS REFERENCE INDEX

1

PART I

Special Note Regarding Forward-Looking Statements

This report contains certain “forward-looking statements.” These forward-looking statements, which are included in Management’s Discussion and Analysis, describe future plans or strategies and include the Company’s expectations of future financial results. The words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “project” and similar expressions identify forward-looking statements. The Company’s ability to predict results or the effect of future plans or strategies or qualitative or quantitative changes based on market risk exposure is inherently uncertain. Factors which could affect actual results include but are not limited to changes in general market interest rates, general economic conditions, legislative/regulatory/tax changes, fluctuations of interest rates, changes in the quality or composition of the Company’s loan and investment portfolios, deposit flows, competition, demand for financial services in the Company’s markets, and changes in accounting principles. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

ITEM 1. BUSINESS

General. Alliance Bancorp of New England, Inc. (“Alliance” or the “Company”) is a Delaware corporation that was organized in 1997 as the holding company for Tolland Bank (the “Bank”), which is its principal asset.

The Bank is a Connecticut chartered savings bank which was founded in 1841 and is headquartered in Vernon, as is Alliance. In 1986, Tolland Bank converted from mutual to stock form. The Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”).

The Bank operates nine offices in and around Tolland County, Connecticut, and provides retail and commercial banking products and services in Tolland County and surrounding towns. Retail activities include branch deposit services, and home mortgage and consumer lending. Commercial activities include merchant deposit services, business cash management, construction mortgages, permanent mortgages, and working capital and equipment loans. Through third party relationships, the Bank also provides investment products, insurance products, and electronic payment services to retail and commercial customers.

At December 31, 2001, Alliance had total deposits of $303 million, total loans of $258 million, and total assets of $385 million. There are no material concentrations of loans or deposits with one customer or a group of related customers. Real estate related assets comprise a substantial portion of total assets, including residential mortgages, commercial mortgages, and home equity loans. Loans to commercial entities organized to hold real estate are a significant component of commercial mortgages. Corporate investment securities industry concentrations are limited by policy to 6% of assets excluding government and agency securities.

Market Area. The Bank’s market area is centered in Tolland County, Connecticut, a suburban and rural area east of Hartford. The Bank operates nine offices and its wider market area extends throughout much of northeastern and central Connecticut and western Massachusetts. Much of the market is part of the Greater Hartford metropolitan area.

Lending Activities. The Bank originates personal and commercial loans in and around its market area. Retail lending includes the origination of residential first mortgages and home equity lines of credit, which are generally secured by second mortgages. Commercial lending focuses primarily on mortgage loans, along with general commercial and industrial loans and subdivision development and construction loans. Additionally, the Bank has a portfolio of 100% Government guaranteed loans which are purchased in the secondary market as an alternative to investment purchases. Alliance does not purchase syndicated loans or operate subprime lending programs; asset based loans are related primarily to construction loans.

Most of the Bank’s residential mortgage originations are underwritten to secondary market standards, and many are sold on a non-recourse, servicing released basis. Consumer loans primarily consist of home equity lines and loans and are normally secured by second mortgages. These loans are subject to the same general underwriting standards as residential mortgage loans, and the Bank retains ownership and servicing of all home equity lines and loans that it originates. Consumer loan origniations include “Free-Refi” first mortgages which are processed similarly to other consumer loans, but are included with residential mortgages in the Consolidated Financial Statements.

Commercial mortgages are primarily first mortgage loans on a variety of commercial properties including retail, office, light manufacturing, and recreation. Commercial mortgages normally amortize over 15–20 years and typically mature in 10 years. Commercial mortgages are normally guaranteed by the principals. Other commercial loans include commercial and industrial loans, and real estate secured term loans, as well as subdivision development and construction loans. The majority of commercial mortgages are priced at a spread over the five year Federal Home Loan Bank borrowing rate. The Bank’s policy generally requires minimum annual debt service coverage of 125% and a maximum loan to value of 75%. The Company originates commercial mortgages throughout Connecticut (except Fairfield county).

Government guaranteed loans are purchased in the secondary market and are 100% guaranteed by either the Small Business Administration (SBA) or the U.S. Department of Agriculture (USDA). These are business term loans and mortgages, and are primarily loan certificates registered with and serviced by a national service corporation.

All loan originations are governed by a Board approved credit policy, which requires that all policy exceptions be reported to the Board. All loans over $1 million are approved by the Board. The loan policy sets certain limits on concentrations of credit related to one borrower. The Bank’s policy is to assign a risk rating to all commercial loans. The Bank conducts an ongoing program of commercial loan reviews and quality control sample inspections of residential and consumer loan originations.

The allowance for loan losses is determined based on a methodology described in the Company’s accounting policies (see Note 1 to the consolidated financial statements in Item 8). The allowance is evaluated quarterly by Management and the Board. Adverse developments in credit performance in the Company’s markets can develop quickly, and the determination of the allowance is based on Management’s assessment of both short and long term risk factors.

Total real estate secured loans were $211 million at year-end 2001 (93% of total loans other than purchased government guaranteed loans). Aided by favorable interest rates and a modest recovery in the Connecticut economy, real estate markets and prices have improved in most sectors over the last several years. The Bank conducts an overall review of real estate market trends periodically, and real estate lending activities are governed by real estate lending and appraisal policies. New construction has been active in certain residential markets, along with commercial retail, medical office, and lodging properties.

Investment Activities. Securities investments are a source of interest and dividend income, provide for diversification, are a tool for asset/liability management, and are a source of liquidity. The Company’s securities portfolio is primarily composed of publicly traded U.S. corporate securities and U.S. government and agency securities. Investment activities are governed by a Board-approved investment policy, and the Board reviews all investment activities on a monthly basis. Alliance uses the services of an investment advisor in managing its portfolio. An Investment Committee of the Board meets quarterly to review detailed information on the ratings, yields and values of securities, as well as Management’s plans for investment security transactions. Premiums on investment securities with prepayment risk are limited to a maximum of 3%. The Company did not own derivative instruments at year-end 2001.

Deposits and Other Sources of Funds. The Bank’s major source of funds is deposits, along with borrowings, principal payments on loans and securities, and maturities of investments. Deposit growth has been achieved through opening new offices and through increasing market share in existing offices. Borrowings are generally used to fund long-term assets and short-term liquidity requirements. The Bank is a member of the Federal Home Loan Bank of Boston (“FHLBB”) and may borrow from the FHLBB subject to certain limitations. The Bank also has available lines of credit for federal funds purchases and reverse repurchase agreements, and is also eligible for short-term borrowings from the Federal Reserve Bank of Boston.

Competition. The Company’s market area is highly competitive with a wide range of financial institutions. Competitors include national, regional and local institutions. Factors affecting competition include the consolidation of bank competitors, expansion of nonbank competitors, expansion of secondary markets for bank products, and the growth of internet banking. Conversions of mutual banks to stock ownership have also affected local competition. The Bank competes through pricing, product development, focused marketing, and providing more convenience through technology and business hours. The Bank strives to provide the personal service advantage of a community bank and to take advantage of potential market changes following mergers and consolidations by the large regional banks.

Technology. The development of internet e-commerce has been prominent throughout the economy, including the banking industry. Most of the Company’s competitors offer some level of internet and electronic banking services. While the local demand for these technologies has been modest, the level of demand is increasing rapidly. The most significant impact has been in offerings from non-bank competitors. Alliance has a goal to be an active user of proven new technologies, both in its product offerings and in its internal operations. A significant effect of technological change has been to enable community banks to more easily access emerging technologies previously available principally to larger competitors.

Employees. As of year-end 2001, the Company had 107 full-time equivalent employees. None of the employees are represented by a collective bargaining group, and Management considers relations with its employees to be good.

Regulation and Supervision. The Company and the Bank are heavily regulated. As a bank holding company, Alliance is supervised by the Board of Governors of the Federal Reserve System (“FRB”) and it is also subject to the jurisdiction of the Connecticut Department of Banking. As a Connecticut-chartered savings bank, the Bank is subject to regulation and supervision the Connecticut Department of Banking and by the FDIC.

The FDIC insures the Bank’s deposit accounts to the $100,000 maximum per separately insured account. The Bank is subject to regulation, examination, and supervision by the FDIC and to reporting requirements of the FDIC. The FDIC and the FRB have adopted requirements setting minimum standards for capital adequacy and imposing minimum leverage capital ratios. The Company and Bank exceeded all applicable requirements at December 31, 2001. Connecticut statutes and regulations govern, among other things, investment powers, lending powers, deposit activities, maintenance of surplus and reserve accounts, the distribution of earnings, the payments of dividends, issuance of capital stock, branching, acquisitions and mergers and consolidations. Connecticut banks that do not operate in accordance with the regulations, policies and directives of the Banking Commissioner may be subject to sanctions for noncompliance. The Commissioner may, under certain circumstances, suspend or remove officers or directors who have violated the law, conducted the Bank’s business in a manner which is unsafe, unsound or contrary to the depositor’s interest, or been negligent in the performance of their duties.

In 2001, due to growth, the Bank became subject to additional community reinvestment regulations. Additionally, in 2001, major new customer privacy and information security regulations came into effect pursuant to the Gramm Leach Bliley Act.

Financial Modernization. In 1999, Congress enacted the Financial Modernization Act, which fundamentally removes barriers between banking, insurance and securities brokerage which have existed since the Glass Stegall Act in the 1930‘s. There is increased consolidation in these industries among national competitors. At the community bank level, banks have already been combining the distribution of these products through joint ventures and acquisitions of insurance agencies.

ITEM 2. PROPERTIES

The premises of Alliance are located in Connecticut as follows (see Notes, “Premises and Equipment, Net” and “Commitments and Contingencies” in Item 8 for additional information about the Company’s premises):

Location - Town (Street)		Owned/Leased/Rent	Year Lease Expires
•	Tolland - (215 Merrow Road)	Leased	2023
•	Vernon - (348 Hartford Turnpike)	Owned
•	Vernon - (62 Hyde Avenue)	Owned
•	Coventry - (Routes 31 and 44)	Owned
•	Ellington - (287 Somers Road)	Owned
•	Stafford Springs - (34 West Stafford Road)	Owned
•	Willington - (Routes 74 and 32)	Leased	2023
•	Hebron - (31 Main Street)	Leased	2023
•	South Windsor - (1665 Ellington Road)	Owned
•	Approximately 10 acres of land adjacent to the Company’s office in Coventry, Connecticut.
•	Approximately 4 acres of land adjacent to the Company’s former office in Tolland, Connecticut.

ITEM 3. LEGAL PROCEEDINGS

The Company is not involved in any material legal proceedings other than routine litigation incidental to its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company’s common stock is listed on the American Stock Exchange (AMEX) under the symbol “ANE.” A total of 637,800 shares of the Company’s stock, or 27% of year-end outstanding shares, were traded on AMEX in 2001. As of February 4, 2002, the Company had 461 holders of record of its common stock. This does not reflect the number of persons or entities who hold their stock in nominee or “street” name. The closing sale price of the stock on February 4, 2002 was $12.10. Dividends declared and paid in 2001 and 2000 totaled $0.30 and $0.275 per share, respectively. Dividends are subject to the restrictions of applicable regulations. See “Shareholders’ Equity” in Item 8 for additional information. See also the information contained in Item 6.

The following table presents quarterly information on the range of high and low prices for the past two years, together with dividends declared per share.

Quarter Ended	High	Low	Dividends Declared Per Share
December 31, 2001	$12.05	$10.35	$0.075
September 30, 2001	14.00	11.80	0.075
June 30, 2001	12.75	9.00	0.075
March 31, 2001	9.38	8.37	0.075
December 31, 2000	9.13	7.00	0.075
September 30, 2000	9.38	6.50	0.07
June 30, 2000	8.50	6.88	0.07
March 31, 2000	9.25	6.88	0.06

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

December 31	2001	2000	1999	1998	1997
For the Year (in thousands)
Net interest income	$ 12,211	$ 11,892	$ 10,346	$ 9,028	$ 7,960
Provision for loan losses	325	335	237	179	829
Service charges and other income	1,614	1,412	1,492	1,226	1,148
Net (loss) gain on securities	(467)	36	190	1,193	813
& other assets
Non-interest expense	8,861	8,551	7,765	7,347	6,411
Net income	2,975	3,220	2,922	2,558	2,017

Per Share
Net income - basic	$ 1.27	$ 1.39	$ 1.27	$ 1.07	$ 0.85
Net income - diluted	1.24	1.36	1.23	1.03	0.82
Dividends declared	0.30	0.275	0.23	0.17	0.12
Book value	9.44	7.77	6.21	7.94	7.66
Common stock price (close)	12.00	9.00	8.88	11.75	11.00

At Year End (in millions)
Total assets	$ 384.6	$ 348.2	$ 306.9	$ 283.6	$ 247.1
Total loans	257.6	228.3	191.6	184.7	157.5
Other earning assets	101.0	95.9	85.0	87.4	78.4
Deposits	303.4	280.5	251.4	240.0	221.7
Borrowings	57.1	46.7	39.6	23.6	5.7
Shareholders’ equity (a)	22.1	18.1	14.3	18.2	18.8

Operating Ratios (in percent)
Return on average equity	14.80%	20.66%	17.68%	14.24%	12.29%
Return on average assets	0.82	0.97	0.99	1.02	0.86
Net interest margin (b)	3.71	4.02	3.88	4.02	3.80
Equity % total assets (period end)	5.74	5.20	4.67	6.42	7.61
Dividend payout ratio	23.52	19.84	18.08	15.46	13.78

(a)	Shareholders’ equity includes net accumulated other comprehensive loss, which consists of unrealized losses on certain investment securities, net of taxes.
(b)	Ratio expressed as fully taxable equivalent.

5

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Alliance Bancorp of New England, Inc. (“Alliance” or the “Company”) is the holding company for Tolland Bank (the “Bank”), as further described in Item 1 of this report. The Consolidated Financial Statements and related notes in Item 8 of this report should be read in conjunction with this discussion. All references to changes in fiscal year 2001 in this discussion are compared to fiscal year 2000 unless otherwise specified, and all references to changes at December 31, 2001 are compared to December 31, 2000 unless otherwise specified.

2001 SUMMARY

Alliance reported net income totaling $3.0 million for the year 2001, an 8% decrease from $3.2 million in the prior year. Earnings per share measured $1.24 in 2001, a 9% decrease from $1.36 in the prior year, on a diluted basis. Total dividends declared in 2001 were 30.0 cents, a 9% increase from 27.5 cents in 2000. Return on shareholders’ equity measured 14.8% in 2001, compared to 20.7% in the prior year.

Results included a pre-tax special charge of $515 thousand to write down the carrying value of a debt security. On an after-tax basis, operating earnings (net income excluding the special charge noted above) increased by 3% to $3.3 million, representing a 16.5% adjusted return on shareholders’equity in 2001. The special charge was a writedown recognized on one debt security which the Bank continues to hold and which is expected to continue to perform in accordance with its terms. This was a non-cash charge to earnings of an unrealized market loss which had previously been a direct deduction from shareholders’equity.

Alliance produced deposit growth of 8%, and growth of 10% in “regular loans”(all loans other than purchased Government guaranteed loans) in 2001. This growth in the Company’s basic business, together with higher fee income, has been the combination that has steadily produced gains in operating earnings. This growth has also produced an increasing share of business in the Company’s expanding local market. Alliance produced record operating earnings in 2001, despite the tighter margins resulting from the steep drop in interest rates during the year and other effects from the onset of an economic slowdown. This accomplishment produced the sixth consecutive year of record operating earnings.

At the turn of the year, Tolland Bank began opening new accounts in its Generations Gold club account, which offers extensive discounts and member benefits with a roster of local and national merchants. The Bank initiated improvements in other fee-based services, including insurance products, commercial internet banking, Visa Check Cards, and merchant card services. New business volume continued strong through year-end. Consolidations of the Bank’s competitors continue to provide marketing opportunities to solicit new personal and commercial relationships.

The net interest margin decreased to 3.71% in 2001, compared to 4.02% in 2000 due to the 4.75% decline in short-term interest rates to a forty year low. The net interest margin fell to a low of 3.56% in the third quarter of the year, before increasing to 3.63% in the fourth quarter. Near the end of the year, the benefit of time deposit repricings began to offset the adverse effects of loan repricings, which responded more quickly to the sharp decline in short-term interest rates during the year.

Service charge and other income was up 14% in 2001. This reflected a higher volume of fee-based deposit and loan services, along with the benefit of commercial loan prepayment fees and penalty fees. Non-interest expense only increased by 4% in 2001 due to controls instituted to help offset tighter margins. Expense growth was tied to increased volumes, expanded marketing, and conversion related costs recorded in the first and fourth quarters.

For the year 2001, total assets increased by 10% due primarily to growth in loans and deposits. Total regular loans increased by 10% in 2001, with growth in both retail and commercial loans. Purchased assets (including investment securities and purchased government guaranteed loans) increased by 30%, reflecting the reinvestment of short-term investments primarily into government and mortgage-backed loans and securities. Deposit growth totaling 8% in 2001 included increases in all major categories except time accounts.

The Bank had no foreclosed assets at December 31, 2001, and nonaccruing loans totaled $2.1 million (0.56% of total assets), including a $0.8 million commercial loan which is current on its payments, a $0.7 million SBA guaranteed loan, and $0.5 million in residential mortgages. The $3.7 million loan loss allowance measured 1.62% of total regular loans at year-end 2001. For the year 2001, net loan chargeoffs measured 0.01% of average loans, resulting in the fourth favorable consecutive year of net chargeoffs below 0.10% of average loans.

Shareholders’ equity totaled $22.1 million at December 31, 2001, increasing by 22% during the year. In addition to growth from retained earnings, shareholders’ equity also benefited from the net change in unrealized securities gains and losses, which provided additional net comprehensive income of $1.6 million for the year 2001. Book value per share was $9.44 at year-end 2001, compared to $7.77 at the prior year-end. Shareholders’ equity measured 5.7% of total assets at year-end 2001, up from 5.2% a year earlier. The Company and Bank were well capitalized based on their regulatory capital ratios at year-end 2001.

RESULTS OF OPERATIONS – 2001 VERSUS 2000

Net Interest Income – Fully Taxable Equivalent Basis (FTE)

Years ended December 31	2001		2000		1999
	Average
(dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Loans	$244,378	7.75%	$209,528	8.30%	$185,851	7.88%
Securities	86,394	7.65	80,953	8.22	83,788	7.60
Short-term investments	10,285	3.61	19,567	5.93	11,103	5.02

Total earning assets	341,057	7.60	310,048	8.13	280,742	7.67
Other assets	20,384		20,898		14,373

Total assets	$361,441		$330,946		$295,115

Interest bearing deposits	$258,158	3.99	$236,409	4.26	$218,370	4.04
Borrowings and trust preferred securities	47,491	6.20	44,081	6.10	32,462	5.66

Interest bearing liabilities	305,649	4.34	280,490	4.55	250,832	4.25
Other liabilities	35,698		34,870		27,756
Shareholders’ equity	20,094		15,586		16,527

Total liabilities and shareholders’
equity	$361,441		$330,946		$295,115

Net Interest Spread		3.26%		3.58%		3.42%
Net Interest Margin		3.71%		4.02%		3.88%

Note: The average balance of loans includes nonaccruing loans and deferred fees and costs. Also, the balance and yield on all securities is based on amortized cost and not on fair value.

Years ended December 31 Net Interest Income FTE (in thousands)	2001	2000	1999
Interest income	$ 25,466	$ 24,651	$ 21,014
Tax-equivalent adjustment	449	558	546
Interest expense	(13,255)	(12,759)	(10,668)

Net interest income (FTE)	$ 12,660	$ 12,450	$ 10,892

Note: The tax-equivalent adjustment presents earnings on tax-advantaged securities on a basis equivalent to yields on fully-taxable securities. A tax rate of 34% was used to compute the adjustment for each year presented.

The $210 thousand (2%) increase in net interest income in 2001 was mainly due to growth in earning assets. This accomplishment offset the negative effect of tighter margins resulting from declining short-term interest rates, to which earnings were sensitive in the near term. Short-term interest rates decreased by an unprecedented 4.75% in 2001. The increase in net interest income consisted of a $1.66 million volume variance, reduced by a ($1.45) million rate variance. The Company’s sensitivity to changes in interest rates is discussed further in the Interest Rate Risk section of this Discussion.

The Company produced growth in both regular loans and deposits, measuring 10% and 8%, respectively. This followed a similar combination of growth measuring 18% and 12% in the previous year. This combination of strong loan and deposit growth was favorable for the Company, allowing it to add higher yielding assets funded with lower cost funds, and improving market share in the Company’s primary market and in central Connecticut. Additionally, the Company redeployed its short-term investments into longer-term investment securities to reduce its exposure to falling interest rates.

Average earning assets increased by $31 million (10%) in 2001, with increases recorded in most major categories except average short-term investments, which decreased by $9 million. Yields decreased on all categories of earning assets, due primarily to lower short-term rates. Additionally, long-term interest rates trended lower in the second half of the year, and spreads on corporate bonds and commercial loans also tightened. Prepayments and refinancings increased, with new fixed rate assets being booked at lower rates than those they replaced. Purchased assets (securities and government guaranteed loans) were targeted more toward higher quality sectors, which have lower spreads. The result of these trends was that the yield on earning assets declined by 0.53% to 7.60% in 2001, compared to 8.13% in the prior year. This yield declined to 7.08% in the final quarter, reflecting the ongoing decline in short-term interest rates through year-end.

Average interest bearing liabilities increased by $25 million (9%) in 2001, with increases in all major categories including time deposits, which were down slightly at period-end. Short-term interest rates declined to unusually low levels, with the Federal Funds rate ending the year at 1.75%. In this environment, customers generally maintained balances in liquid accounts, without committing to longer-term time accounts. Conditions in capital markets and in the economy contributed to increased demand for savings accounts. Due to the low prevailing rates, most deposit rate spreads tightened, and the Bank was unable to price down deposit accounts enough to fully reflect the decline in market rates. Partially offsetting this was the change in depositor preference away from higher cost time accounts, along with selective interest rate cuts that were made by the Bank in NOW and savings account interest rates which are not normally interest sensitive in the short term. The result of these trends was that the cost of interest bearing liabilities decreased by only 0.21% to 4.34% in 2001 from 4.55% in 2000. This cost decreased to 3.87% in the fourth quarter, as time account repricings began to accumulate a larger benefit near the end of the year.

For the year, the 0.53% decrease in asset yield was not fully offset by the 0.21% decrease in the cost of funds, thereby producing the 0.31% decrease in the net interest margin to 3.71%. The net interest margin reached a low of 3.56% in the third quarter, and then increased to 3.63% in the fourth quarter, as the benefit of time account repricings began to more than offset the impact of lower rates on asset yields. Fully taxable equivalent net interest income includes a $449 thousand tax equivalent adjustment, down from $558 thousand in the prior year due to a lower average volume and rate on equity securities.

Provision for Loan Losses

The provision for loan losses is a charge to earnings in an amount sufficient to maintain the allowance for loan losses at a level deemed adequate by Management and the Board. The provision for loan losses in 2001 totaled $325 thousand, compared to $335 thousand in 2000. The loan loss allowance increased to $3.70 million at year-end 2001, compared to $3.40 million at year-end 2000. Please see the later discussion on the Allowance for Loan Losses and the Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements.

Non-Interest Income

Years ended December 31 (in thousands)	2001	2000	% change
Loan related income	$ 454	$ 344	32%
Deposit related income	689	579	19
Increase in cash surrender value
of life insurance	145	147	(1)
Miscellaneous income	326	342	(5)

Total service charges
and other income	1,614	1,412	14
Gross gains on securities	244	247	(1)
Gross losses on securities	(720)	(211)	(241)

Net (losses) gains on securities	(476)	36	(1,422)
Gross gains on assets	11	36	(69)
Gross losses on assets	(2)	(36)	—

Net gains on assets	9	—	100

Total non-interest income	$ 1,147	$ 1,448	(21)%

Total service charges and other income increased by $202 thousand (14%) in 2001. This increase was primarily due to an $83 thousand increase in commercial loan prepayment fees and a $100 thousand increase in overdraft fees. Commercial loan prepayment fees increased due to higher refinancings of commercial loans prompted by lower market rates prevailing in 2001. Overdraft fees increased due to higher volume and a higher collection rate. In the competitive local market, Alliance has focused on promoting account growth and increasing market share and distinguishes itself from the larger banks which charge higher fees. The Company’s strategy is to introduce new fee-based products and services over time to increase non-interest income. Several recent initiatives were discussed in the Summary. The income recognized for the increase in cash surrender value relates to bank-owned life insurance contracts.

In 2001, securities losses included $589 thousand in writedowns on two securities deemed to be other-than-temporarily impaired. These securities are discussed further in the Securities section of this report. Other security gains and losses were generally recognized as a result of securities sales to shorten the life of the portfolio.

Non-Interest Expense

Total non-interest expense increased by $310 thousand (4%) in 2001. Due to the unanticipated tightening of interest margins, Management implemented controls during the year to reduce expenses below the level planned. Despite these reductions, the Company generally achieved its goals for balance sheet growth and service charge and fee income growth in 2001. In 2001, expense growth was tied to increased volumes, expanded marketing, and conversion related costs. Excluding conversion related costs, the efficiency ratio declined to a record low level of 60% (the ratio of expenses to the sum of taxable equivalent net interest income plus service charges and other income).

Total salary expense decreased by $129 thousand (3%) and benefits expense increased by $186 thousand (31%). Gross salaries were flat, while salary deferrals related to loan production increased by $137 thousand. Benefits expense increased due to cost and volume increases for employee health insurance and to higher pension service costs related to staff changes. Full time equivalent staff at year-end 2001 totaled 107 persons, which was unchanged from the prior year-end despite the 10% increase in total assets for the year.

All other categories of non-interest expense increased by a combined $253 thousand (6%). Most categories were generally flat. The increase in expenses was primarily due to costs totaling about $250 thousand related to conversions of loan servicing and merchant processing functions. Additionally, higher expenses included credit reports and appraisal expenses related to higher application volumes, and a $50 thousand increase in marketing and public relations expense. The Company benefited by a $115 thousand reduction in systems costs under new contracts.

Income Tax Expense

The effective income tax rate measured 29% in 2001, consistent with the rate of 28% for the prior year. The Company operates a passive investment corporation for the purpose of servicing real estate related loans. Under state statutes, income in passive investment corporations and dividends to their parents are not subject to Connecticut Corporate Business tax. Income tax expense was also reduced due to the benefit from the dividends received deductions on investments in marketable equity securities. In 2001, the benefit from the dividends received deductions was lower due to a lower average balance of equity investments, together with lower average yields on investments.

Comprehensive Income

In addition to net income recorded in the Consolidated Income Statements, comprehensive income includes changes in unrealized gains and losses on securities available for sale, net of the associated income tax effect. In 2001, Alliance recorded comprehensive income of $4.61 million, compared to $4.32 million in 2000. The components of comprehensive income are detailed in the Consolidated Statements of Changes in Shareholders’ Equity.

FINANCIAL CONDITION –
DECEMBER 31, 2001 VERSUS 2000

Cash and Cash Equivalents

Most of the short-term investments at year-end 2000 were reinvested in medium-term investment securities during the first quarter of 2001, shortly after short-term interest rates began to decline. Additional liquidity accumulated during the middle of the year from unanticipated deposit growth, which was reinvested in two-year securities in the fourth quarter. Short-term investments averaged $10 million in 2001, compared to $20 million in the prior year. Short-term investments are usually held in either federal funds, money market mutual funds, or money market preferred stock, which is eligible for the dividends received deduction. The average yield on short-term investments fell to 3.61% in 2001 from 5.93% in the prior year, reflecting the large decline in short-term interest rates during the year.

Securities

Alliance invests in securities primarily to produce income, in conjunction with the loan portfolio. Investment securities also play a role in other aspects of asset/liability management, including liquidity, interest rate sensitivity, and capital adequacy. Alliance also purchases 100% U.S. Government guaranteed loans as an alternative to securities, based on market conditions.

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities. Under the provisions of SFAS No. 133, the Company had a one-time opportunity to reclassify securities out of the held-to-maturity (“HTM”) category. Management elected to transfer from HTM to Available For Sale (“AFS”) a total of $14 million in securities. These were primarily longer-term debt securities that Management chose to make available for sale in the event that conditions became favorable to shorten the duration of the portfolio. This transfer resulted in a $0.4 million increase in the net accumulated other comprehensive loss recorded in shareholders’ equity. At the same time as this transfer, Management also decided to transfer $7 million of AFS securities to HTM; the net unrealized gain on these securities was $0.1 million. These were primarily government agency and mortgage-backed securities with shorter durations that the Company has the intent and ability to hold to maturity.

Of the $37 million of securities purchases in 2001, $25 million was invested in government agency securities and collateralized mortgage obligations with an average expected life in the 2-5 year range. Due to the comparatively low level of interest rates prevailing through much of the year, the Company emphasized purchases with shorter lives. The Company purchased corporate securities totaling $12 million, with maturities in the 5 – 10 year range, rated A or higher. The Company’s policy is to classify newly purchased securities as available for sale unless deemed otherwise. There were no purchases of held to maturity securities in 2001. The $10 million of securities sold during the year were corporate securities selected primarily to lower the average life of the securities portfolio. The total securities portfolio increased by $22 million (29%) in 2001. The average balance of securities increased by $5 million (7%). The average FTE yield on the portfolio measured 7.65%, compared to 8.22% in the prior year. The average life of the debt securities portfolio measured 14.1 years at year-end 2001.

At year-end 2001, the amortized cost of the securities portfolio consisted of $34 million of AA government, agency, and mortgage-backed securities; $53 million of corporate debt (including trust preferred) securities; and $15 million of equity securities. The AA securities had an average life of 2.2 years. The equity securities were mostly publicly traded shares with investment quality rankings, including utility common stocks and financial institution preferred stocks. The corporate debt securities portfolio were publicly traded bonds issued primarily by financial services companies. Most of these securities were rated investment grade by one or more rating agencies. At year-end 2001, the average credit rating of this portfolio measured A-, compared to BBB+ at the prior year-end. The Company’s policy for corporate securities limits exposure to any one industry to 6% of assets, and to any one corporate issuer to $1.5 million. The Company works with an investment advisor in managing the investment portfolio, and an Investment Committee of the Board meets quarterly to review the portfolio and investment strategies.

The net unrealized loss on the securities portfolio measured 4% of amortized cost at year-end 2001, which was improved from 6% a year earlier due to the decline in interest rates and to improved yield spreads in most corporate securities markets. The securities portfolio is purchased for yield and most securities are held for long term income. Management anticipates that the securities portfolio will continue to contribute satisfactorily to the Company’s earnings and risk management objectives. Debt security values are determined by Management based on estimates provided by the Company’s securities accounting vendor, which is a large correspondent bank. Proceeds realized in actual transactions may differ from the market value estimates.

At year-end 2001, the Company owned seven securities which had ratings/rankings below investment grade. At year-end, the amortized cost of these securities totaled $5.6 million, with a fair value of $3.6 million, and a net unrealized loss of $2.0 million (resulting in a $1.3 million reduction in shareholders’ equity). During 2001, the two securities with the largest percentage unrealized loss were deemed to be impaired on an other-than-temporary basis. Writedowns of $589 thousand, $414 thousand after taxes, were recorded on these two securities, which had book values of $515 thousand and $45 thousand at year-end (net of the writedowns). The remaining five securities had unrealized losses in the range of 21%–39% of their cost, all of which were declared by Management to be temporary declines in value. The majority of these unrealized losses are viewed as related to changes in interest rates and other market conditions for similar securities. These securities are all debt securities which are expected to continue to perform in accordance with their terms. Management has no current plans to sell any of these seven securities, and the prices of these securities are expected to improve over time.

Lending Activities

December 31 (dollars in millions)	2001		2000		1999		1998		1997
Residential mortgages	$ 63.0	24.4%	$ 58.3	25.5%	$ 54.2	28.3%	$ 57.6	31.2%	$ 39.3	25.0%
Commercial mortgages	87.5	34.0	73.9	32.4	52.7	27.5	46.7	25.3	45.5	28.9
Other commercial loans	37.7	14.6	38.7	17.0	35.0	18.2	25.1	13.6	18.3	11.6
Consumer loans	39.8	15.5	35.6	15.6	33.8	17.7	32.5	17.6	29.5	18.7

Total regular loans	228.0	88.5	206.5	90.5	175.7	91.7	161.9	87.7	132.6	84.2
Government guaranteed loans	29.6	11.5	21.8	9.5	15.9	8.3	22.8	12.3	24.9	15.8

Total loans	$257.6	100.0	$228.3	100.0	$191.6	100.0	$184.7	100.0	$157.5	100.0

10

Commercial loans originated in 2001 representing new funds totaled $40 million, compared to $47 million in the prior year. Total commercial mortgages and other commercial loans outstanding increased by $13 million (11%) at year-end 2001, compared to the prior year-end. Total commercial loans outstanding in the ten largest customer relationships were $29 million, or 23% of total commercial mortgages and other commercial loans at year-end 2001. Among these loans, $15 million were permanent commercial mortgages on properties related to the owner’s business, $6 million were permanent mortgages on investment properties, $5 million were other real estate secured loans, and $3 million were non-real estate secured term loans.

Personal real estate loan demand rebounded in 2001, supported by improving real estate prices, lower interest rates, and the Bank’s competitive product offerings. Residential mortgage originations rebounded in 2001 to $29 million, compared to $17 million in the prior year. In 2001, the Company originated $13 million of residential mortgages for sale in the secondary market, retaining the remaining $16 million for portfolio. Residential mortgages outstanding at year-end 2001 increased by $5 million (8%) compared to the prior year-end. Consumer loans and lines closed in 2001 totaled $24 million, compared to $11 million in the prior year. Most consumer loans produced in 2001 were either second mortgage lines and loans, or “Free-Refi” first mortgages which are underwritten and processed for portfolio by the consumer loan department. Free-Refi mortgages totaled $6 million in 2001 and are included with residential mortgages in the Consolidated Balance Sheets. Consumer loans outstanding at year-end 2001 increased by $4 million (12%) compared to the previous year-end.

The average balance of total loans increased by $35 million (17%) in 2001. This reflects the higher volume of regular loans, which increased on average by $26 million (14%). Additionally, purchases of government guaranteed loans produced a $9 million (50%) increase in the average balance of those loans. The average yield on loans declined to 7.75% in 2001 from 8.30% in the prior year due to falling interest rates.

Nonperforming Assets

December 31 (in millions)	2001	2000	1999	1998	1997
Nonaccruing loans	$2.1	$1.1	$1.2	$0.6	$2.1
Foreclosed assets	—	—	0.1	0.1	0.6

Total nonperforming assets	$2.1	$1.1	$1.3	$0.7	$2.7

Nonperforming assets as a	0.6%	0.3%	0.4%	0.2%	1.1%
percentage of total assets

Total nonperforming assets remained at a generally low level at year-end 2001, totaling $2.1 million, or 0.56% of total assets. There were no foreclosed properties at that date. Nonaccruing loans included a $768 thousand commercial mortgage that was current in its payments, a $656 thousand SBA guaranteed commercial loan with an improving payment record, $551 thousand in residential mortgages, and $174 thousand in other nonaccruing loans. Loans delinquent 30-89 days totaled $4.4 million at year-end 2001, measuring 1.94% of total regular loans, compared to 1.72% at the prior year-end. At year end 2001, commercial classified loans with a potential to become nonperforming based on identified credit weaknesses totaled $7.0 million, including impaired loans totaling $4.2 million.

Allowance for Loan Losses

Years ended December 31 (in thousands)	2001	2000	1999	1998	1997
Beginning balance	$ 3,400	$ 3,200	$ 3,060	$ 3,000	$ 2,850
Charge-offs:
Residential mortgage	(17)	(85)	(28)	(150)	(108)
Consumer	(20)	(22)	(114)	(200)	(366)
Commercial	(111)	(107)	(4)	(51)	(294)

Total Charge-offs	(148)	(214)	(146)	(401)	(768)

Recoveries:
Residential mortgage	62	22	—	1	11
Consumer	57	29	31	101	45
Commercial	4	28	18	180	33

Total Recoveries	123	79	49	282	89

Net Charge-offs	(25)	(135)	(97)	(119)	(679)
Provision for losses	325	335	237	179	829

Ending balance	$ 3,700	$ 3,400	$ 3,200	$ 3,060	$ 3,000

11

Net charge-offs (recoveries) as a percentage of average loans by type:

Years ended December 31	2001	2000	1999	1998	1997
Residential mortgage	(0.07)%	0.11%	0.05%	0.32%	0.24%
Consumer	(0.10)	(0.02)	0.25	0.32	1.21
Commercial	0.09	0.08	(0.02)	(0.20)	0.46
Total	0.01	0.06	0.05	0.07	0.46
Allowance as a percentage of
outstanding loans by type at
year end:
Residential mortgage	0.90%	0.90%	0.82%	0.58%	0.51%
Consumer	0.91	0.91	1.33	1.31	1.35
Commercial	1.70	1.80	2.10	1.86	2.74
Subtotal (regular loans)	1.62	1.65	1.82	1.89	2.26
Government
guaranteed loans	—	—	—	—	—
Total loans	1.44	1.49	1.67	1.66	1.91

The total allowance for loan losses increased to $3.7 million at year-end 2001, compared to $3.4 million a year earlier. For the last four years, net loan charge-offs and nonperforming loans have been at comparatively low levels. While the allowance has increased each year, the ratio of the allowance to regular loans has declined due to the improving composition of the portfolio.

The methodology for the determination of the allowance for loan losses is described in Note 1 to the Consolidated Financial Statements. The methodology for analysis of loan pools was revised in 2000 based on new regulatory guidelines.

The allowance absorbs net loan chargeoffs, which totaled $25 thousand in 2001, compared to $135 thousand in 2000. The allowance is augmented by the provision for loan losses, which totaled $325 thousand in 2001, compared to $335 thousand in 2000. There were no significant changes in the ratio of the allowance to the various loan pools in 2001. Changes in the components in the previous year were due to changes in the methodology. The ratio of the allowance to nonperforming loans decreased to 172% at year-end 2001, compared to 301% at year-end 2000. Most nonperforming loans at year-end 2001 were either current in their payments, SBA guaranteed, or residential mortgages.

The impaired loan allowance is included with the total commercial loan allowance in the accompanying tables. Total impaired loans were $4.2 million at year-end 2001, compared to $1.2 million at the prior year-end. The valuation allowance on impaired loans was $129 thousand and $112 thousand at year-end 2001 and 2000, respectively. The $3.0 million increase in impaired loans consisted of a $2.3 million accruing delinquent commercial mortgage with a 70% loan to value ratio and a $0.7 million loan which remains current. Commercial loans newly delinquent for 90 days are evaluated for impairment. The trend of delinquencies and collateral coverage of those loans can affect the future level of the impaired loan allowance.

December 31 (dollars in thousands)	2001		2000		1999		1998		1997
Allowance for loan losses by type of loan:
Residential mortgage	$ 567	15.3%	$ 525	15.4%	$ 442	13.8%	$ 334	10.9%	$ 202	6.7%
Consumer	363	9.8	326	9.6	449	14.0	426	13.9	399	13.3
Commercial	2,186	59.1	2,021	59.4	1,842	57.6	1,340	43.9	1,749	58.3
Unallocated	584	15.8	528	15.6	467	14.6	960	31.3	650	21.7

Total	$3,700	100.0	$3,400	100.0	$3,200	100.0	$3,060	100.0	$3,000	100.0

Cash Surrender Value of Life Insurance

The Company invests in bank-owned life insurance on directors and certain officers as part of its benefits program. These policies are issued on the general account of the insurance companies. At the end of 2001, the Company entered into purchase agreements for an additional $3.0 million of insurance. Of this amount, $1.5 million was included in Other Assets, pending completion of insurance documentation.

Deposits and Borrowings

December 31 (dollars in millions)	2001	2000	% change
Demand deposits	$ 33.7	$ 30.3	11.1%
NOW deposits	36.4	32.0	13.6
Money market deposits	41.2	38.7	6.5
Savings deposits	60.2	46.9	28.5
Time deposits ‹ $100 thousand	105.3	110.1	(4.3)
Time deposits › $100 thousand	26.6	22.5	18.0

Total deposits	$303.4	$280.5	8.1%

Personal	$245.0	$234.1	4.6%
Non personal	58.4	46.4	25.8

Total deposits	$303.4	$280.5	8.1%

The 8% increase in total deposits in 2001 was spread among most categories of accounts and included growth in both the personal and non-personal components. The 26% increase in non-personal accounts (commercial and municipal) benefited from the fact that bank account rates were higher than money market fund rates during the second half of the year. About 47% of the deposit growth in 2001 represented deposits in the three new branches opened in the last two years. Deposits in the more established offices grew by an average of 5%. Time accounts declined in 2001 because some maturing time accounts with original maturities over a year did not renew in time instruments due to lower rates. Total average deposit balances increased by $24 million (9%) in 2001, including 10% growth in average transactions accounts balances.

The Company does not generally solicit higher rate jumbo deposits, and does not solicit wholesale deposits outside of its market area. In addition to its on-balance sheet offerings, Alliance also offers a commercial sweep money market fund product. At year-end 2001, sweep balances totaled $18 million, a 50% increase from a year earlier. Sweep balances often measure up to 30% of the total commercial funds deposited in the Company.

During 2001, the Company borrowed an additional $3 million in 3-5 year funds from the Federal Home Loan Bank of Boston to fund commercial mortgage growth. Additionally, the Company had $9 million in short-term borrowings outstanding at year-end 2001 due to the high volume of loans and investments closed in December, as well as $3 million to fund purchase agreements for additional bank-owned life insurance. At year-end 2001, the Company had $32.5 million in callable FHLBB advances, of which $17.5 million was callable in 2002. No callable borrowings were expected to be called based on market conditions existing at December 31, 2001, although this is subject to change depending on movements in market interest rates.

Interest Rate Risk

The Company’s most significant form of market risk is interest rate risk. Interest rate risk is the sensitivity of net interest income and of capital to fluctuations in interest rates. The actual behavior of the Company’s assets and liabilities, and the extent of movement of interest rates, are uncertainties that affect income and capital.

Alliance manages its assets and liabilities to maximize net interest income, while also giving consideration to interest rate risk, liquidity, capital adequacy, customer demand, and other market factors. Alliance has an Asset/Liability Committee (ALCO) which meets weekly. ALCO sets interest rates and product prices, monitors the balance sheet, and establishes goals and strategies. On a monthly basis, the Board of Directors reviews key Asset/Liability ratios and ALCO minutes, and on a quarterly basis the Board reviews interest rate sensitivity reports, related assumptions, and ALCO strategies. The Board also approves ALCO policies.

To measure and manage its interest rate risk, Alliance uses a quarterly dynamic simulation model. This model evaluates changes which might result from a 200 basis point rate shock. Income is modeled on a monthly basis over 24 months. The model utilizes discounted cash flows to measure the economic value of assets and liabilities, in order to test equity at risk. An assessment of income at risk and equity at risk are the two primary tools that Alliance uses to manage interest rate sensitivity.

The simulation model depends on numerous assumptions regarding the shape of the yield curve; the pricing characteristics of loans, securities, deposits and borrowings; prepayments and calls on loans, securities, and borrowings; and changes in balance sheet mix. Assumptions are made for each major category of interest bearing assets and liabilities regarding their expected average lives, their repricing frequencies and characteristics (including the optionality of prepayment speeds and call provisions), and reinvestment expectations. In assessing its modeling assumptions, Alliance draws on secondary market information, although this is subject to change depending on movements in market interest rates, peer group comparisons, and a review of actual product behaviors. A review is performed at least annually to compare actual experience to expectations based on the model. The model is also an integral component of the Company’s budgeting and planning processes. Modeling assumptions involve significant estimations and uncertainties, and actual results may differ from estimated results. Factors which could cause such differences include economic conditions, banking industry profitability and competitive factors, changing consumer preferences, and changes in capital markets behavior.

At year-end 2000, the Company’s interest sensitivity model indicated that net interest income would decline in the event of a 200 basis point interest rate decrease. During 2001, short-term interest rates declined by 475 basis points; ten year treasury rates declined only by about 10 basis points. The net interest income rate variance in 2001 measured (11%) of net interest income. Net interest income did not decline in accordance with the model due to the rapid reinvestment of short-term investments at the beginning of the year; the steepening of the yield curve producing higher long-term rates; and reductions in the rate paid on savings and NOW accounts.

In 2001, simultaneous growth of loans and non-time deposits provided the basis for 10% growth in earning assets. The Company also utilized Federal Home Loan Bank borrowings to provide medium-term funds due to the drop in demand for medium-term time accounts. The change in the callability of existing FHLB borrowings caused this $17 million to be modeled as medium-term, rather than short-term. This $17 million reduction in short term liabilities offset the similar $17 million reduction in short-term assets resulting from the redeployment of short-term investments into longer-term assets.

The following table displays the Company’s interest rate sensitivity compared to its policy guidelines at year-end 2001 and 2000. The Company was within its policy guidelines at year-end 2001. The year-end 2000 equity at risk was approved as an exception based on anticipated improvements as a result of the reinvestment of short-term investments into investment securities and loans in progress at year-end. Income moves in the direction of rate changes due to the Company’s prime based commercial and personal loans. Income sensitivity increased in an upward environment due to the change in the call expectation on FHLB borrowings along with increased repricings of loans within a year. The economic value of equity also moves in the direction of rate changes. Equity decreases both due to the income effect above and due to accelerated loan prepayments which would be reinvested at lower rates. At year-end 2000, equity decreased in an upward environment due to the callable FHLB borrowings. At year-end 2001, rates had fallen so far that these borrowings were not expected to be called even after an upward 200 basis point shock. The removal of this optionality removed the negative repricing effect of these borrowings, allowing the value of variable rate assets to produce a positive gain in an upward environment. Additionally, the increase in non-maturity deposits and the sale of longer-dated securities benefited equity at risk in 2001. Of note, the policy guideline for equity at risk was changed from 2.5% of assets to 15% of the economic value of equity in 2001 in order to improve the measure but not to change the underlying risk tolerance. The Company was within its policy guidelines, measured quarterly, for the past two years except for the above noted exception at year-end 2000.

December 31	Percentage change to base value
(Rate shock change)	2001	2000
Income at risk
+200 basis points	8%	6%
-200 basis points	(9)	(9)
Policy guideline	10	10
Equity at risk
+200 basis points	3%	(4)%
-200 basis points	(13)	(16)
Policy guideline	15	15

The Company also monitors its interest rate sensitive assets and liabilities by specific timeframes and cumulatively, based on the assumptions used in the dynamic model. This information is used to assess the overall repricing sensitivity of the portfolio, which is primarily measured by the interest rate gap for each timeframe. The Company’s policy limits the one year interest rate gap as a percentage of earning assets, establishing an acceptable range for this ratio of (15%) — 10%. The Company’s one year gap measured 3% of earning assets at year-end 2001, compared to 1% a year earlier.

Interest rates have decreased to the lowest levels in several decades. The Company has primarily focused on the risk of an upward trend in interest rates. Accordingly, the Company generally prefers a positive one year interest rate gap, which will allow it to increase earnings in an upward rate environment. The Company believes that an asset sensitive one year gap provides more alternatives for interest rate risk management than a liability sensitive gap, due primarily to market considerations which affect deposit liability management. The Company also monitors its gap under twelve months which is normally asset sensitive due to the volume of prime based assets in the commercial and consumer loan portfolio. Sudden downward shocks such as those in 2001 have an immediate negative earnings impact initially until time account repricings can accumulate to offset prime rate changes.

A significant assumption in the simulation model is the behavior of non-maturity deposits, which are mostly viewed as non sensitive to interest rate fluctuations through the medium term. The large influx of these deposits following the 4.75% reduction in short term rates creates some uncertainty about the likely duration of these deposits if interest rates rebound. Additionally, the $17 million of callable borrowings could move back from medium term to under one year if rates rebound more than 2.0%. The Company has endeavored to minimize its further exposure to short-term rate increases, emphasizing lower risk medium term loans and investments which would not excessively impact equity at risk in the event that interest rates increase. The Company closely monitors its longer maturity assets and will evaluate opportunities to shorten the longest maturity debt securities depending on market conditions.

Liquidity and Cash Flows

The Company’s primary source of funds is dividends received from the Bank, and its primary uses of funds are dividends paid to shareholders and semi-annual interest payments on its trust preferred securities. In recent years, dividends from the Bank have been paid from current period earnings of the Bank, although additional amounts could be paid subject to regulatory restrictions as further described in the note to the Consolidated Financial Statements in Item 8 of this report. In the past, Alliance has also issued trust preferred securities as a source of funds for additional equity investments in the Bank to fund asset growth.

The Bank’s primary liquidity needs are to fund loan originations and the use of credit commitments, along with deposit withdrawals and maturing borrowings. The Bank manages its day-to-day liquidity by maintaining short-term investments and/or utilizing short-term borrowings. In addition to its FHLBB relationship, the Bank maintains credit facilities for short-term borrowings and repurchase agreements. Additionally, the Bank is eligible to obtain short-term advances from the Federal Reserve Bank of Boston. Over the year, loan originations and asset purchases are funded by amortization of loans and investments, as well as by deposit growth and FHLBB borrowings. In 2001, the primary uses of funds were the origination of loans, drawdowns on loan commitments, and purchases of investment securities. The primary sources of funds were growth in the various categories of deposits and the liquidation of short-term investments. In the event of additional funding needs, the Bank could choose to utilize its various credit sources, or obtain funds from the investment portfolio either by selling securities available for sale or obtaining loans collateralized by investment securities. Additionally, the portfolio of government guaranteed loan certificates represents a readily marketable pool of assets.

During 2001, short-term investments averaged $10 million. This generally provided the Bank with ample liquidity for day-to-day operations, and there was accordingly minimal use of short-term borrowings, which averaged $0.4 million. The Bank expects to operate with a lower level of short-term investments and to have more reliance on short-term borrowings to manage daily liquidity in 2002. The Bank did not encounter any unusual liquidity needs during 2001. The Banking Commissioner closed Connecticut’s banks on September 11 following the terrorist attacks, and customer behavior was restrained, with no significant change in deposit patterns.

Capital Resources

Total shareholders’ equity increased by $4 million (22%) in 2001, following a similar $4 million increase in 2000. In 2001, net income of $3.0 million was supplemented by $1.6 million of other comprehensive income due to changes in unrealized gains and losses on securities.

Capital ratios for the Company and the Bank exceeded all applicable regulatory requirements for all periods presented. At December 31, 2001, the Company and the Bank were Well Capitalized. Alliance had $7.0 million outstanding in trust preferred securities at year-end 2001. These securities provide regulatory capital using an instrument with the lower costs associated with debt financing, as compared to equity financing. The ratio of equity to assets increased to 5.74% at year-end 2001, compared to 5.20% at year end 2000. The Board assesses capital levels quarterly in accordance with the Capital and Dividends policy.

Book value per share increased to $9.44 at the end of 2001, compared to $7.77 at the end of 2000, and measured $10.67 excluding the ($1.23) per share in accumulated other net comprehensive loss at year-end 2001. Alliance declared total dividends of 30 cents per share in 2001, a 9% increase compared to the previous year. The dividend payout ratio increased to 24% in 2001, compared to 20% in the prior year. Compared to after tax operating earnings in 2001, the dividend payout ratio measured 21%. The dividend yield was 2.5% based on the closing stock price of $12 at year-end 2001.

COMPARISON OF 2000 VERSUS 1999

Alliance reported record net income for the year 2000 totaling $3.22 million, a 10% increase over net income of $2.92 million in the year 1999. Earnings per share increased to $1.36 compared to $1.23 a year earlier, on a diluted basis. Total dividends declared in 2000 were 27.5 cents, a 20% increase from 23 cents in 1999.

The year 2000 marked the fifth consecutive year of record earnings, and it was the Company’s best year ever for growth in its basic business. Both regular loans and deposits grew by around $30 million, and growth in regular loans measured 18%. Net interest income increased by 15% in 2000. These accomplishments were due to two basic factors. First, deposit growth reflected the contribution by offices that were opened in new markets, including Hebron, South Windsor, and our office on the Tolland-Vernon line. These offices added new core deposits as a base for growing the loan portfolio. Second, the Bank increased its commercial accounts. The Bank achieved a 28% increase in total commercial loans in 2000, together with a 16% increase in our commercial and municipal deposits.

At year-end 2000, problem assets were a modest 0.32% of total assets, and for the first time in a decade the Bank had no foreclosed properties at year-end. During 2000, the Bank introduced “TBK Online,” an internet banking service for both consumer and commercial customers. Customer usage was well ahead of projections at year-end.

Interest income growth produced an improvement in the efficiency ratio to 62% in 2000, compared to 63% in 1999 (the ratio of non-interest expenses to the sum of taxable equivalent net interest income plus service charges and other income). Management’s goal is to reduce this ratio (indicating improved efficiency) over time.

The net interest margin increased to 4.02% in 2000 compared to 3.88% in 1999, primarily reflecting the growth in higher margin loans. Alliance recorded a decrease in non-interest income of $234 thousand (14%) for the year in 2000. Service charges and other income declined due primarily to unusually high loan prepayment fees in 1999. Total non-interest expense increased by $786 thousand (10%) in 2000. This increase was primarily due to higher compensation and benefits, including the effects of expansion and new offices, as well as higher commissions and bonuses.

Overall loan loss experience continued to be favorable in the year 2000. The provision for loan losses increased by $98 thousand (41%) in 2000, while net loan charge-offs increased by $38 thousand (39%). Net loan charge-offs measured .06% of average loans in 2000, compared to .05% in the prior year. The loan loss allowance measured 1.65% of regular loans at year-end 2000, compared to 1.82% a year earlier.

Growth in market share produced strong balance sheet growth in 2000. Total assets increased by $41 million (13%) to $348.2 million in the year 2000. Total loans increased by $37 million (19%), with increases recorded in all categories, including the aforementioned 28% increase in total commercial loans. Most new commercial loans were originated by Alliance primarily to customers in the central Connecticut area. Total deposits increased by $29 million (12%), including a 20% increase in total transactions account balances. Borrowings from the Federal Home Loan Bank of Boston increased by $3 millon (7%). Alliance placed a second $3.5 million trust preferred debenture during 2000. Short-term investments totaling $20 million were held at year-end 2000 in anticipation of purchases of securities and government guaranteed loans, along with additional planned loan bookings.

Capital resources improved in 2000 due to earnings retention, improved securities prices, and the placement of a second trust preferred debenture. Shareholders’ equity totaled $18 million at December 31, 2000, an increase of 26% over year-end 1999. This included the benefit of a $1.1 million decrease in the net other comprehensive loss due to improved securities prices. Book value per share measured $7.77 at year-end 2000, and return on shareholders’ equity measured 20.6% for both the most recent quarter and for the year 2000. Excluding accumulated other comprehensive loss, return on shareholders’ equity measured 15.1% and 15.9% for the years 2000 and 1999, respectively. The ratio of shareholders’ equity to assets measured 5.2% as of year-end 2000, compared to 4.7% at the prior year-end, and the Company’s capital remained in excess of all regulatory requirements at year-end 2001. The $3.5 million trust preferred debenture provided additional regulatory capital at an after tax rate of 7.18% which compared favorably with other sources of regulatory capital and without diluting common equity.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the sensitivity of income and equity to changes in interest rates and other market driven rates or prices. Information regarding disclosures about interest rate risk appears under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the section on Interest Rate Risk.

Other market driven prices that affect the Company’s market risk are primarily prices in the markets for corporate debt and equity securities. Changes in market risk perceptions and risk tolerance can contribute to changes in securities prices affecting the Company’s capital and liquidity, and indirectly affecting earnings if market changes constrict portfolio management alternatives available to the Company or contribute to circumstances affecting the potential impairment of a security. The Company monitors the prices of its investment securities at least once a month. The Company manages this risk primarily by setting portfolio limits, including limits by issuer, by industry, by security type, and for the overall size of the corporate debt and equity security portfolios.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on the Financial Statements

The Management of Alliance Bancorp of New England, Inc. is responsible for the consolidated financial statements and other information in this annual report. The basis of preparation and presentation, and significant estimates, are described in the first note to the financial statements.

The consolidated financial statement disclosures include the fair values of financial instruments, which include many assets and liabilities. They are not a representation of the fair values or liquidation values of total assets and liabilities, or the value of present and future business activities of the Company.

The accounting systems which record, summarize, and report data are supported by internal controls that are augmented by written policies, internal audits and staff training programs. The accounting and control systems are designed to provide reasonable assurance of the reliability of the Company’s records, on which Management relies for the preparation of the consolidated financial statements, together with other information in this annual report. Documented methodologies are utilized in arriving at significant estimates.

The Audit Committee of the Board of Directors is governed by a written charter which was provided to shareholders as an attachment to the proxy statement for the 2001 annual meeting. The Committee’s report on its actions relating to the audited consolidated financial statements is included in the proxy statement for the 2002 annual meeting.

KPMG LLP, a firm of Certified Public Accountants, has been appointed by the Board of Directors to conduct an independent audit and to express an opinion as to the fairness of the presentation of the consolidated financial statements of Alliance Bancorp of New England, Inc., in accordance with accounting principles generally accepted in the United States of America.

Joseph H. Rossi Chief Executive Officer January 29, 2002	David H. Gonci Chief Financial Officer	Richard B. Troutman Controller, Tolland Bank

17

Independent Auditors’ Report

To the Shareholders and Board of Directors of Alliance Bancorp of New England, Inc.:

We have audited the accompanying consolidated balance sheets of Alliance Bancorp of New England, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated income statements, statements of changes in shareholders’ equity, and statements of cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company’s Management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by Management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alliance Bancorp of New England, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP Hartford, Connecticut January 29, 2002

18

Consolidated Balance Sheets

(In thousands, except share data)	December 31, 2001	December 31, 2000
Assets
Cash and due from banks	$ 12,723	$ 10,684
Short-term investments	2,591	19,503

Total cash and cash equivalents	15,314	30,187

Securities available for sale (at fair value)	85,973	53,392

Securities held to maturity
(fair value of $11,987 in 2001 and $22,188 in 2000)	12,397	23,013

Residential mortgage loans	63,037	58,280
Commercial mortgage loans	87,485	73,865
Other commercial loans	37,658	38,706
Consumer loans	39,849	35,679
Government guaranteed loans	29,595	21,794

Total loans	257,624	228,324
Less: Allowance for loan losses	(3,700)	(3,400)

Net loans	253,924	224,924

Premises and equipment, net	5,458	5,834
Accrued interest income receivable	2,812	3,189
Cash surrender value of life insurance	4,391	2,745
Other assets	4,296	4,894

Total assets	$ 384,565	$ 348,178

Liabilities and Shareholders’ Equity
Demand deposits	$ 33,647	$ 30,293
NOW deposits	36,400	32,033
Money market deposits	41,223	38,716
Savings deposits	60,182	46,849
Time deposits	131,906	132,625

Total deposits	303,358	280,516

Borrowings	57,069	46,700
Other liabilities	2,049	2,847

Total liabilities	362,476	330,063

Commitments and contingencies
Preferred stock, ($0.01 par value; 100,000 shares
authorized, none issued)	—	—
Common stock, ($0.01 par value; authorized 4,000,000
shares; issued 2,539,896 in 2001 and 2,531,699 in 2000;
outstanding 2,339,297 in 2001 and 2,331,100 in 2000)	25	25
Additional paid-in capital	11,577	11,516
Retained earnings	16,473	14,198
Accumulated other comprehensive loss, net	(2,877)	(4,515)
Treasury stock (200,599 shares)	(3,109)	(3,109)

Total shareholders’ equity	22,089	18,115

Total liabilities and shareholders’ equity	$ 384,565	$ 348,178

See accompanying notes to consolidated financial statements 19

Consolidated Income Statements

Years ended December 31 (in thousands, except share data)	2001	2000	1999

Interest and Dividend Income
Loans	$ 18,931	$ 17,394	$ 14,637
Debt securities	5,207	5,025	4,606
Dividends on equity securities	957	1,071	1,214
Short-term investments	371	1,161	557

Total interest and dividend income	25,466	24,651	21,014

Interest Expense
Deposits	10,308	10,071	8,831
Borrowings	2,947	2,688	1,837

Total interest expense	13,255	12,759	10,668

Net Interest Income	12,211	11,892	10,346

Provision for Loan Losses	325	335	237

Net interest income after provision for loan losses	11,886	11,557	10,109

Non-Interest Income
Service charges and other income	1,614	1,412	1,492
Net (loss) gain on securities	(476)	36	75
Net gain on assets	9	—	115

Total non-interest income	1,147	1,448	1,682

Non-Interest Expense
Compensation and benefits	4,695	4,638	4,110
Occupancy	717	699	658
Data processing and equipment	1,223	1,146	970
Office and insurance	545	574	543
Purchased services	979	775	821
Other	702	719	663

Total non-interest expense	8,861	8,551	7,765

Income before income taxes	4,172	4,454	4,026
Income tax expense	1,197	1,234	1,104

Net Income	$ 2,975	$ 3,220	$ 2,922

Per Share Data
Basic earnings per share	$ 1.27	$ 1.39	$ 1.27

Diluted earnings per share	$ 1.24	$ 1.36	$ 1.23

Average basic shares outstanding	2,333,556	2,322,843	2,297,048
Average additional dilutive shares	72,681	37,950	74,439

Average diluted shares	2,406,237	2,360,793	2,371,487

See accompanying notes to consolidated financial statements 20

   Consolidated Statements of Changes in Shareholders’ Equity

(in thousands, except share data)	Common stock	Additional paid-In capital	Retained earnings	Accumulated other com-prehensive income (loss)	Treasury stock	Total
Balance, December 31, 1998	$ 25	$ 11,306	$ 9,223	$ 751	$(3,109)	$18,196

Comprehensive loss
Net income			2,922			2,922
Unrealized losses on securities,
net of reclassification adjustment				(6,367)		(6,367)

Comprehensive loss						(3,445)
Dividends declared ($0.23 per share)			(527)			(527)
Shares issued (exercise of options)		123				123

Balance, December 31, 1999	$ 25	$ 11,429	$11,618	$(5,616)	$(3,109)	$14,347

Comprehensive income
Net income			3,220			3,220
Unrealized gains on securities,
net of reclassification adjustment				1,101		1,101

Comprehensive income						4,321
Dividends declared ($0.275 per share)			(640)			(640)
Shares issued (exercise of options)		87				87

Balance, December 31, 2000	$ 25	$ 11,516	$14,198	$(4,515)	$(3,109)	$18,115

Comprehensive income
Net income			2,975			2,975
Unrealized gains on securities,
net of reclassification adjustment				1,638		1,638

Comprehensive income						4,613
Dividends declared ($0.30 per share)			(700)			(700)
Shares issued (exercise of options)		61				61

Balance, December 31, 2001	$ 25	$ 11,577	$16,473	$(2,877)	$(3,109)	$22,089

Disclosure of reclassification amount

Years ended December 31 (in thousands)	2001	2000	1999
Unrealized holding gains (losses) arising during
the year, net of income tax expense (benefit)
of $669, $605 and ($3,113), respectively	$1,299	$ 1,124	$(6,317)
Less reclassification adjustment for
losses (gains) included in net income,
net of income tax (benefit) expense
of ($137), $13 and $25, respectively	339	(23)	(50)

Net unrealized gains (losses) on securities	$1,638	$ 1,101	$(6,367)

See accompanying notes to consolidated financial statements 21

Consolidated Statements of Cash Flows

Years ended December 31 (in thousands)	2001	2000	1999
Operating Activities:
Net income	$ 2,975	$ 3,220	$ 2,922
Adjustments to reconcile net income to
net cash provided by operating activities:
Provision for loan losses	325	335	237
Depreciation and amortization	508	530	437
Net loss (gain) on securities and other assets	467	(36)	(190)
Loans originated for sale	(13,406)	(7,636)	(15,999)
Proceeds from loans sold	11,349	7,416	20,572
(Decrease) increase in other liabilities	(798)	1,223	(68)
Decrease (increase) in accrued
interest income receivable	377	(579)	(434)
(Increase) decrease in other assets	(344)	(1,676)	108

Net cash provided by operating activities	1,453	2,797	7,585

Investing Activities:
Securities available for sale:
Proceeds from repayments and maturities	587	7,126	7,991
Proceeds from sales	9,755	6,143	4,239
Proceeds from calls	1,000	1,387	4,131
Purchases	(37,445)	(12,219)	(39,098)
Securities held to maturity:
Proceeds from amortization and maturities	4,013	3,948	6,261
Proceeds from calls	2,005	—	—
Net increase in loans (other than held for sale)	(27,498)	(36,859)	(11,684)
Proceeds from sales of foreclosed assets	230	261	139
Purchases of premises and equipment	(240)	(705)	(2,047)
Proceeds from sales of premises and equipment	195	—	476
Purchases of life insurance	(1,500)	—	(2,564)

Net cash used by investing activities	(48,898)	(30,918)	(32,156)

Financing Activities:
Net increase in interest-bearing deposits	19,488	24,539	11,027
Net increase in demand deposits	3,354	4,586	379
Proceeds from FHLBB advances	20,709	6,000	16,500
Principal repayments of FHLBB advances	(11,240)	(3,500)	(4,110)
Net increase in other borrowings	900	4,624	3,575
Stock options exercised	61	87	123
Cash dividends paid	(700)	(640)	(527)

Net cash provided by financing activities	32,572	35,696	26,967

Net change in cash and cash equivalents	(14,873)	7,575	2,396
Cash and cash equivalents at beginning of the year	30,187	22,612	20,216

Cash and cash equivalents at end of the year	$ 15,314	$ 30,187	$ 22,612

Supplemental Information on Cash Payments
Interest	$ 13,295	$ 12,611	$ 10,663
Income taxes	1,550	1,372	780

Supplemental Information on Non-cash Transactions
Net loans transferred to foreclosed assets	$ 206	$ 172	$ 108
Securities transferred to held to maturity	7,045	—	20,963
Securities transferred to available for sale	11,882	1,030	—

See accompanying notes to consolidated financial statements 22

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Principles of Business and Consolidation. Alliance Bancorp of New England, Inc. (“Alliance” or the “Company”) is a one bank holding company, chartered in Delaware. Alliance owns 100% of the stock of Tolland Bank (the “Bank”), a Connecticut chartered savings bank. Alliance also wholly owns Alliance Capital Trust I (Trust I) and Alliance Capital Trust II (Trust II). These Trusts have issued trust preferred securities which are included in borrowings in the consolidated balance sheets.

Tolland Bank provides consumer and commercial banking services from its nine offices located in and around Tolland County, Connecticut. The Bank also provides non-deposit financial products in association with third parties. The Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). In 2001, the Bank established a new, wholly owned passive investment company, Tolland Investment Corporation (“TIC”), chartered in Connecticut to own and service real estate secured loans. Also as part of this reorganization, the pre-existing passive investment company was merged into the Bank in 2001. The Bank also wholly owns a Connecticut chartered corporation named Asset Recovery Systems, Inc. (“ARS”) which is a foreclosed asset liquidation subsidiary.

The consolidated financial statements include Alliance, the Bank, Trust I, Trust II, TIC, and ARS. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company and its subsidiaries have no significant transactions with entities in which they hold an investment interest, except for Bankers Bank Northeast (a mutually owned correspondent bank) and the Federal Home Loan Bank of Boston.

Basis of Preparation and Presentation. The consolidated financial statements have been prepared and presented in conformity with accounting principles generally accepted in the United States of America. Unless otherwise noted, all dollar amounts presented in the financial statements and note tables are rounded to the nearest thousand dollars, except share data. Certain prior period amounts have been reclassified to conform with current financial statement presentation. The Company uses the accrual method of accounting for all material items of income and expense.

Significant Estimates. The Company is required to make certain estimates and assumptions in preparing its consolidated financial statements. The most significant estimates are those necessary in determining impaired loans and the allowance for loan losses; other-than-temporary declines in the fair value of securities; fair values in evaluating impairment of loans and debt securities and in determining accumulated other comprehensive income (loss); and the deferred tax asset valuation allowance. Factors affecting these estimates include national and local economic conditions, the level and trend of interest rates, real estate trends and values, securities market trends and values, and financial ratings methodologies.

Securities. Debt securities, for which the Company has the positive intent and ability to hold to maturity, are classified as held to maturity securities and reported at amortized cost. Trading securities, if any, are securities bought principally for the purpose of selling them in the near term. Unrealized gains and losses on trading securities are included in earnings. Securities not classified as either held to maturity securities or trading securities are classified as available for sale securities and reported at fair value, with unrealized net gains or losses excluded from earnings and reported in a separate component of shareholders’ equity (accumulated other comprehensive income or loss), net of applicable income taxes. Realized gains or losses on the sale of securities are generally computed on a specific identified cost basis and reported in Net (Loss) Gain on Securities in the Consolidated Income Statements. Premiums and discounts are recognized as an adjustment of yield by the interest method.

Any decline in the fair value of a security below its cost that is considered to be other-than-temporary is reflected as a realized loss in the Consolidated Income Statements. Securities with unrealized losses are periodically reviewed by Management to assess the loss. A written evaluation is performed by Management for debt securities with unrealized losses which are not rated as investment grade by the rating agencies that draws a conclusion as to whether there has been other-than-temporary impairment.

Loans. Total loans (other than those held for sale) are reported at the principal amount outstanding, net of charge-offs, and adjusted for the net amount of deferred fees and costs, premiums and discounts. Net loans are total loans less the allowance for loan losses. Residential mortgage loans held for sale, included in residential mortgages on the consolidated balance sheets, are reported at the lower of amortized cost or market value (based on secondary market prices). Gains or losses are determined using the specific identification method. The Company recognizes as separate assets rights to service mortgage loans for others.

Premiums and discounts are recognized as an adjustment of yield by the interest method based on the contractual terms of the loan. Commitment fees are considered to be an adjustment to the loan yield. Loan origination fees and certain direct costs of loan origination are also deferred and accounted for as an adjustment to yield based on the contractual amortization of the loan. The unamortized balance of deferred fees and costs, premiums, and discounts, is credited or charged to income at the time a loan repays.

Interest income receivable is included in the Consolidated Balance Sheets. Most of the Company’s loans require interest payments monthly in arrears. The Company generally places loans on nonaccrual when a payment becomes more than three months past due. The Company may also place a loan on nonaccrual sooner if a concern develops as to the ultimate collection of principal or interest. The Company may continue to accrue interest on certain commercial loans which are well secured and in the process of collection. Generally, when a commercial loan is placed on nonaccrual status, any interest receivable over ninety days is charged-off against income. Interest receivable on all other loans is charged-off against income entirely when the loan is placed on nonaccrual status. Payments received on nonaccruing loans are normally applied first against unpaid interest.

Allowance for Loan Losses and Provision for Loan Losses. The allowance for loan losses is maintained at a level estimated by the Company to be adequate to absorb estimated credit losses associated with the loan portfolio. The provision for loan losses is a charge to current period income necessary to maintain the loan loss allowance at the level estimated to be adequate by the Company.

The Company’s Credit Committee is responsible for assessing the adequacy of the loan loss allowance. The Committee provides its quarterly assessment to the Board of Directors for approval of the amount of the loan loss allowance.

The Company consistently follows a detailed methodology for determining the loan loss allowance. This methodology is based on the loan categories shown on the Consolidated Balance Sheets. Allowances for loan impairment are maintained in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 114, Accounting by Creditors for Impairment of a Loan. Additionally, amounts are allocated to individual pools of loans based on the size of each pool, the expected average life of each pool, the inherent annual loss rate based on an assessment of historic losses for that pool, and Management’s assessment of current environmental conditions that could affect individual loan categories. Finally, an unallocated component is assigned to the overall allowance based on Management’s assessment of the overall risks and trends of the portfolio, uncertainties in the loan loss estimation process and other relevant factors.

A loan is considered impaired when it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. Management excludes large groups of smaller balance homogeneous loans, including residential mortgages and consumer loans, which are evaluated collectively for impairment. The amount of impairment represents the difference between the present value of the expected cash flows related to the loan, using the original contractual interest rate, and its recorded amount, or, as a practical expedient for collateral dependent loans, the difference between the appraised value of the collateral and the recorded amount of the loan. When foreclosure is probable, impairment is measured based on the fair value of the collateral. The Company’s method of recognition of interest income on impaired loans is consistent with the method of recognition of interest on all loans.

Current estimates of loan losses may vary from future estimates and from ultimate loan loss experience. While the allowance is based on an analysis of individual loans and loan pools, the entire allowance is available to absorb losses on any loan or loan category. The Company’s estimates of the collectibility of principal and interest are based in many cases on estimates of future borrower cash flows and market conditions and expectations. In addition, federal and state regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Based on information available to them at the time of their examination, and on regulatory guidelines then in effect, such agencies may require the Company to recognize additions to the allowance for loan losses.

Loan Charge-offs. Loans are charged-off in whole or in part when it has been determined that there has been a loss of principal. For real estate secured loans, this determination is normally made in conjunction with a current appraisal analysis. Charge-offs (recoveries) are charged (credited) to the allowance for loan losses. Initial write-downs on recently acquired foreclosed assets are also charged-off against the allowance for loan losses.

Foreclosed Assets. Foreclosed assets are transferred from loans at the lower of cost or fair value less selling costs, with any necessary write down from carrying value recognized as a charge-off against the allowance for loan losses.

The Company periodically obtains and analyzes appraisals of foreclosed real estate. If the fair value less selling costs is less than the carrying value of these assets, these assets are written down to that value by crediting the amount to a valuation allowance. Gains and losses on the ultimate disposition of foreclosed assets, and provisions to increase the valuation allowance, are reported in Net Gain (Loss) on Assets in the Consolidated Income Statements. The carrying value of foreclosed real estate is subject, in general, to the same uncertainties discussed above regarding the Allowance for Loan Losses. Net receipts and disbursements related to the operations of foreclosed real estate are included in Other Non-Interest Expense in the Consolidated Income Statements.

Premises and Equipment. Premises and equipment are reported at cost less accumulated depreciation. Depreciation is charged to expense on a straight-line basis over the estimated useful lives of the related assets. Estimated lives are 15 to 40 years for buildings and improvements and 3 to 20 years for furniture, fixtures, software and equipment. Expenditures for maintenance and repairs are charged to expense as incurred.

Cash Surrender Value of Life Insurance. The cash surrender value of bank-owned life insurance relates to policies on employees and directors of Tolland Bank for which the Bank is the beneficiary. Increases in cash surrender value are included in Non-Interest Income in the Consolidated Income Statements. These policies are issued for the general account of the insurance companies.

Deferred Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and tax operating loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to future taxable income. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The valuation allowance for deferred tax assets is subject to ongoing adjustment based on changes in circumstances that affect Management’s judgment about the likelihood that the associated tax benefits will be realized. Adjustments to increase or decrease to the valuation allowance are charged or credited, respectively, to income tax expense.

Stock Options. The Company measures the compensation cost for its stock option plans using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No compensation cost is recognized because, at the grant date, the exercise price of the options is equal to the fair market value of the Company’s common stock. In the notes to its consolidated financial statements, the Company makes pro forma disclosures of net income and earnings per share as if the fair value method of accounting in SFAS No. 123, Accounting for Stock-Based Compensation, had been applied. Under this method, compensation cost of stock options is measured at the grant date based on the fair market value of the award and is recognized over the service period.

Deferred Stock Plans. The Directors’ Deferred Compensation Plan allows directors to defer director fees and to receive payment in shares of the Company’s common stock based on current share prices at the time the fees are recorded as expense. When directors receive payment of shares under this plan, the shares are purchased in the market by the Company and transferred to the directors. The Company’s deferred compensation liability is measured based on the current market price of the common stock with quarterly mark-to-market adjustments charged or credited to Other Expense.

In 2001, the Company established the Stock Option Income Deferral Plan to permit option holders to elect a stock-for-stock exercise to defer to this plan shares with a value equal to the taxable income that would have otherwise resulted from the option exercise.

Earnings Per Share. Earnings per share have been computed in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share have been calculated by dividing net income by weighted average shares outstanding. Diluted earnings per share have been calculated by dividing net income by weighted average shares outstanding after giving effect to the potential dilution that could occur if the common stock equivalents were converted into common stock using the treasury stock method. Common stock equivalents are derived from outstanding stock options and shares in the Stock Option Income Deferral Plan.

Cash Flow Reporting. The Company uses the indirect method to report cash flows from operating activities. Under this method, net income is reconciled to net cash flow from operating activities. Net reporting of cash transactions affecting balance sheet items has been used where permitted. The Company considers due from banks and short-term investments to be cash equivalents.

Comprehensive Income. Comprehensive income includes net income and any changes in equity from non-owner sources that are not included in the income statement, including changes in unrealized gains and losses on securities, net of applicable income taxes.

Business Segments. An operating segment is a component of a business for which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and evaluate performance. The Company’s operations are limited to financial services provided within the framework of a community bank, and decisions are based generally on specific market areas and or product offerings. Accordingly, based on the financial information now regularly evaluated by the Company’s chief operating decision-maker, the Company operates in a single business segment and detailed segment information is not provided.

Recent Accounting Developments. In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed at least annually for impairment. Impairment losses would be charged to earnings when they occur. Amortization of goodwill ceases upon adoption of SFAS No. 142, which for calendar year-end entities such as Alliance will be on January 1, 2002. SFAS No. 142 requires that intangible assets other than goodwill (such as core deposit intangibles) continue to be amortized to expense over their estimated useful lives. Alliance had intangible assets of $57,000 at December 31, 2001 and, accordingly, adoption of SFAS No. 142 is not expected to have a significant effect on the consolidated financial statements.

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

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets, which is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The provisions of this statement are to be applied prospectively. The Company does not expect that the adoption of this statement will have a material impact on its consolidated financial statements.

2. Cash and Cash Equivalents

Short-term investments at December 31 (in thousands)	2001	2000
Federal funds sold	$ —	$13,500
Money market preferred stock	2,500	6,000
Other short-term investments	91	3

Total short-term investments	$2,591	$19,503

The Company is required to maintain certain average vault cash and cash reserve balances with the Federal Reserve Bank of Boston. Cash and due from banks included amounts so required of $3,196,000 and $959,000 at December 31, 2001 and 2000, respectively.

3. Securities

Information concerning the securities portfolios is summarized below as of December 31, 2001; January 1, 2001 after certain reclassifications made in conjunction with the adoption of a new accounting standard; and December 31, 2000.

December 31, 2001 (in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities available for sale
U.S. Government and agency debt	$10,149	$ 55	$ (99)	$10,105
U.S. Agency mortgage-backed debt	17,876	78	(120)	17,834
Trust preferred	24,526	390	(2,464)	22,452
Other corporate debt	22,047	212	(851)	21,408
Marketable equity	12,387	160	(953)	11,594
Non-marketable equity	2,580	—	—	2,580

Total available for sale	$89,565	$895	$(4,487)	$85,973

Securities held to maturity
U.S. Government and agency debt	$ 2,063	$ 46	$ (2)	$ 2,107
U.S. Agency mortgage-backed debt	2,747	53	—	2,800
Other mortgage-backed debt	1,518	32	—	1,550
Other corporate debt	6,069	56	(595)	5,530

Total held to maturity	$12,397	$187	$ (597)	$11,987

January 1, 2001 (in thousands)

Securities available for sale
U.S. Government and agency debt	$ 2,000	$ —	$ (110)	$ 1,890
U.S. Agency mortgage-backed debt	1,505	—	—	1,505
Trust preferred	27,608	235	(3,946)	23,897
Other corporate debt	16,010	34	(1,407)	14,637
Marketable equity	14,659	186	(1,206)	13,639
Non-marketable equity	2,281	—	—	2,281

Total available for sale	$64,063	$455	$(6,669)	$57,849

Securities held to maturity
U.S. Government and agency debt	$ 4,060	$ 16	$ —	$ 4,076
U.S. Agency mortgage-backed debt	5,800	2	(21)	5,781
Other mortgage-backed debt	2,354	4	—	2,358
Other corporate debt	6,043	—	(529)	5,514

Total held to maturity	$18,257	$ 22	$ (550)	$17,729

December 31, 2000 (in thousands)

Securities available for sale
U.S. Government and agency debt	$ 5,000	$ 73	$ (110)	$ 4,963
U.S. Agency mortgage-backed debt	3,457	5	(5)	3,457
Other mortgage-backed debt	2,093	10	—	2,103
Trust preferred	24,122	235	(3,461)	20,896
Other corporate debt	6,042	27	(16)	6,053
Marketable equity	14,659	186	(1,206)	13,639
Non-marketable equity	2,281	—	—	2,281

Total available for sale	$57,654	$536	$(4,798)	$53,392

Securities held to maturity
U.S. Government and agency debt	$ 986	$ 16	$ —	$ 1,002
U.S. Agency mortgage-backed debt	3,850	2	(21)	3,831
Other mortgage-backed debt	251	4	—	255
Trust preferred	3,098	114	(211)	3,001
Other corporate debt	14,828	223	(952)	14,099

Total held to maturity	$23,013	$359	$(1,184)	$22,188

27

The amortized cost, estimated fair value and average yield of debt securities are shown below by remaining period to contractual maturity. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties. The average yield is calculated based on amortized cost.

December 31, 2001 (dollars in thousands)	Amortized Cost	Fair Value	Average Yield
Debt securities available for sale
Due in 1 year or less	$ 5,032	$ 5,039	2.25%
Due after 1 to 5 years	4,594	4,545	5.66
Due after 5 to 10 years	12,135	12,127	6.13
Due after 10 years	52,837	50,088	7.09

Total available for sale	$74,598	$71,799	6.52%

Debt securities held to maturity
Due in 1 year or less	$ —	$ —	—%
Due after 1 to 5 years	325	326	6.25
Due after 5 to 10 years	2,384	2,440	7.96
Due after 10 years	9,688	9,221	7.93

Total held to maturity	$12,397	$11,987	7.89%

At December 31, 2001, the Company had $30,823,000 of securities available for sale with call provisions and $2,063,000 of securities held to maturity with call provisions.

Non-marketable equity securities principally consist of the required investment in Federal Home Loan Bank of Boston stock.

At December 31, 2001, securities having an amortized cost of $448,000 were pledged to secure treasury, tax and loan and other deposits.

On January 1, 2001, the Company adopted SFAS No. 133 and as permitted by this accounting standard, reclassified certain debt securities from held to maturity to available for sale. Securities with a total amortized cost of $11,882,000, net of a transfer adjustment of $1,571,000 and with a total fair value of $11,585,000, were transferred to available for sale from held to maturity. The net unrealized loss on these securities was $1,868,000. At the same time, securities with an amortized cost totaling $7,045,000 and a fair value totaling $7,127,000 were transferred to held to maturity from available for sale. The net unrealized gain on these securities was $82,000. The overall impact of these transfers was an increase of $196,000 in the accumulated other comprehensive loss.

During 2000, one corporate debt security with an amortized cost of $1,030,000 was transferred to available for sale from held to maturity due to evidence of significant deterioration in the issuer’s credit worthiness through the downgrading by a credit agency and other relevant factors. The transfer resulted in an additional unrealized loss of $314,000 (net of income taxes of $162,000) which was recorded as an increase in the accumulated other comprehensive loss. During 1999, securities totaling $20,963,000 which were originally purchased as available for sale, were subsequently transferred to held to maturity. There were no transfers of held to maturity securities to available for sale in 1999.

A summary of realized gains and losses on sales of securities follows:

Years ended December 31 (in thousands)	2001	2000	1999
Debt securities sold
Gross gains	$ 165	$ —	$ 64
Gross losses	(130)	(211)	(51)

Net gains (losses)	35	(211)	13
Equity securities sold
Gross gains	79	247	151
Gross losses	(1)	—	(89)

Net gains	78	247	62

Net gains	$ 113	$ 36	$ 75

In 2001, a debt security with an amortized cost of $1,030,000 was written down by $515,000 and an equity security with a cost of $119,000 was written down by $74,000. These write downs reflect other-than-temporary declines in the value of these securities, and are included in the net loss on securities in the 2001 consolidated income statement.

4. Total Loans and Allowance for Loan Losses

December 31 (in thousands)	2001	2000
Residential mortgage loans	$ 63,037	$ 58,280
Commercial mortgage loans	87,485	73,865
Other commercial loans:
Construction	8,810	8,195
Other commercial
Real estate secured	14,561	14,167
Non real estate secured	14,287	16,344

Total other commercial loans	37,658	38,706
Consumer loans:
Installment	15,958	13,644
Home equity line loans	22,506	20,743
Other consumer loans	1,385	1,292

Total consumer loans	39,849	35,679

Total regular loans	228,029	206,530
Purchased government guaranteed loans	29,595	21,794

Total loans	$257,624	$228,324

Premiums on loans purchased,
deferred loan fees and costs, net	$ 570	$ 410

Following is information about the Company’s nonaccruing loans and impaired loans.

December 31 (in thousands)	2001	2000
Total nonaccruing loans	$2,149	$1,130
Accruing loans past due 90 days or more	—	—

Impaired loans:
Valuation allowance required	$ 969	$ 945
No valuation allowance required	3,238	233

Total impaired loans	$4,207	$1,178

Total valuation allowance on	$ 129	$ 112
impaired loans
Commitments to lend additional funds
to borrowers with impaired loans	—	—

Years ended December 31 (in thousands)	2001	2000	1999
Additional interest that would have been earned	$ 84	$ 75	$ 52
on year-end nonaccruing loans if they had been
accruing based on original terms
Total interest income recognized on impaired
loans while such loans were considered impaired	140	107	96
Average recorded investment in impaired loans	1,616	1,285	844

The valuation allowance on impaired loans is included in the overall allowance for loan losses. Changes in the allowance for loan losses were as follows:

Years ended December 31 (in thousands)	2001	2000	1999
Balance at beginning of year	$ 3,400	$ 3,200	$ 3,060
Charge-offs	(148)	(214)	(146)
Recoveries	123	79	49
Provision for loan losses	325	335	237

Balance at end of year	$ 3,700	$ 3,400	$ 3,200

The majority of the Company’s loans are secured by real estate located within Tolland County in central Connecticut. Real estate loan activities are governed by the Company’s loan policies, and loan to value ratios are based on an analysis of the collateral backing each loan.

At December 31, 2001 and 2000, residential mortgage loans held for sale totaled $3,057,000 and $1,001,000, respectively. An adjustment to reduce these loans to market value was not required at either date. Loans serviced for others totaled $5,346,000 and $6,584,000 at December 31, 2001 and 2000, respectively.

In the ordinary course of business, the Company makes loans to its directors and officers and their related interests for substantially the same terms prevailing at the time of origination for comparable transactions with others. As of December 31, 2001 and 2000, loans to related parties totaled $434,000 and $465,000, respectively. During 2001, advances on related party loans totaled $34,000 and payments on related party loans totaled $65,000.

5. Premises and Equipment, Net

December 31 (in thousands)	2001	2000
Land	$ 1,290	$ 1,410
Buildings	5,321	5,403
Furniture, fixtures, and equipment	2,969	2,796

Total premises and equipment	9,580	9,609
Less: accumulated depreciation
and amortization	(4,122)	(3,775)

Premises and equipment, net	$ 5,458	$ 5,834

6. Other Assets

December 31 (in thousands)	2001	2000
Deferred tax asset, net	$1,705	$2,415
Life insurance purchase deposit	1,500	—
Receivable for security sold, not settled	—	1,625
All other assets	1,091	854

Total other assets	$4,296	$4,894

7. Deposits

December 31	2001		2000
(dollars in thousands)	Amount	Avg. Rate	Amount	Avg. Rate
Demand deposits	$ 33,647	-%	$ 30,293	-%
NOW deposits	36,400	1.15	32,033	1.84
Money market deposits	41,223	2.34	38,716	4.66
Savings deposits	60,182	2.02	46,849	2.47

Total non-time deposits	171,452	1.52	147,891	2.40
Time deposits, by remaining
period to maturity:
Within 1 year	79,470	4.18	78,593	5.46
After 1, but within 2 years	23,102	4.95	26,405	6.04
After 2, but within 3 years	12,333	5.49	9,631	6.11
After 3, but within 4 years	9,904	6.54	8,740	5.94
After 4, but within 5 years	7,097	4.91	9,256	6.59

Total time deposits	131,906	4.65	132,625	5.73

Total deposits	$303,358	2.88%	$280,516	3.97%

30

Amounts and average rates of time deposits of $100,000 or more, by remaining period to maturity, were as follows:

December 31	2001		2000
(dollars in thousands)	Amount	Avg. Rate	Amount	Avg. Rate
Within 3 months	$ 7,180	2.93%	$ 5,227	4.76%
After 3, but within 6 months	4,057	4.13	3,252	5.41
After 6, but within 12 months	4,878	5.29	4,002	5.76
After 12 months	10,451	5.22	10,028	6.30

Total time deposits of
$100,000 or more	$26,566	4.45%	$22,509	5.72%

Interest expense and interest paid on deposits are summarized as follows:

Years ended December 31 (in thousands)	2001	2000	1999
Interest expense:
NOW deposits	$ 498	$ 502	$ 423
Money market deposits	1,431	1,614	1,385
Savings deposits	1,206	1,145	993
Time deposits	7,173	6,810	6,030

Total deposit interest expense	$10,308	$10,071	$8,831

Interest paid:
Time deposits of $100,000
or more	$ 1,280	$ 1,151	$ 851
Total deposit interest paid	10,323	10,070	8,831

8. Borrowings

Borrowings in the following table are reported based on the remaining period to contractual maturity. None of the borrowings amortize. Actual maturities may differ from contractual maturities because lenders have the right to call certain borrowings with or without call penalties.

December 31 (dollars in thousands)	2001		2000
Due Date	Amount	Rate	Amount	Rate
FHLBB advances:
Within 1 year	$ 6,469	2.02%	$ —	-%
After 1, but within 2 years	—	—	—	—
After 2, but within 3 years	1,500	5.09	—	—
After 3, but within 4 years	6,000	7.05	—	—
After 4, but within 5 years	1,500	5.66	6,000	7.05
After 5 years	32,500	5.26	32,500	5.26

Total FHLBB advances	47,969	5.05	38,500	5.54
Federal funds purchased	2,100	1.80	—	—
Other borrowing	—	—	1,200	9.75
Company-obligated
mandatorily redeemable
trust securities	7,000	10.14	7,000	10.14

Total borrowings	$57,069	5.55%	$46,700	6.34%

The Company has a line of credit equal to 2% of total assets with the Federal Home Loan Bank of Boston (“FHLBB”). The Company may borrow additional funds from the FHLBB subject to certain limitations. To secure advances from the FHLBB, the Company has pledged certain qualifying assets, as defined by the FHLBB. To obtain additional loan advances, the Company may be required to invest in additional amounts of FHLBB stock. Investment in FHLBB stock as of December 31, 2001 and 2000, was $2,399,000 and $2,100,000, respectively.

FHLBB advances maturing after five years at December 31, 2001 were callable at the option of the lender as follows: $10,000,000 at 4.66% callable as of December 31, 2001, $7,500,000 at 5.70% in 2002, $5,000,000 at 4.89% in 2003, $5,000,000 at 6.04% in 2004, and $5,000,000 at 5.39% in 2008. Borrowings are callable on a quarterly basis continually after the first call date.

At December 31, 2001, the Company had a $20,000,000 facility for repurchase agreements, and two lines of credit for unsecured federal funds borrowings for $5,000,000 and $3,000,000. The Company paid $2,972,000, $2,541,000 and $1,832,000 in interest on borrowings during the years ended December 31, 2001, 2000 and 1999, respectively.

The Company has two statutory business trusts, of which the Company owns all of the common securities. These trusts issued trust securities totaling $7,000,000 and invested the proceeds thereof in an equivalent amount of junior subordinated debentures issued by the Company. The subordinated debt securities are unsecured obligations of the Company and are subordinate and junior in right of payment to all present and future senior indebtedness of the Company. The Company has entered into a guarantee, which provides a full and unconditional guarantee of amounts on the capital securities. The capital securities qualify as Tier 1 capital for the Company under regulatory definitions.

The trust securities bear interest at 9.40% and 10.88% and have maturities in 2029 and 2030, with early redemption at the Company’s option after 2009 and 2010, or in the event of certain regulatory or tax changes. Additionally, payments on these securities may be suspended by the Company for up to five years under certain circumstances.

9. Shareholders’ Equity

Treasury Stock

Treasury stock consists of 200,599 common shares at a cost of $15.50 per share.

Accumulated Other Comprehensive Loss, net

December 31 (dollars in thousands)	2001	2000
Net loss on securities currently classified	$(3,592)	$(4,262)
as available for sale
Net unamortized loss on securities
transferred from available for sale
to held to maturity	(358)	(2,043)
Income tax effect	1,073	1,790

Total accumulated other
comprehensive loss	$(2,877)	$(4,515)

Dividends

The Company’s principal asset is its investment in the Bank. As such, the Company’s ability to pay dividends to its shareholders is largely dependent on the ability of the Bank to pay dividends to the Company. The declaration of cash dividends is dependent on a number of factors, including regulatory limitations, financial conditions, and the Bank’s operating results. The shareholders of the Company will be entitled to dividends only when, and if, declared by the Company’s Board of Directors out of funds legally available therefrom. The declaration of future dividends will be subject to favorable operating results, financial conditions, debt service requirements on trust preferred securities, tax considerations and other factors. FDIC regulations require banks to maintain certain capital ratios, as noted below, which may otherwise restrict the ability of the Bank to pay dividends to the Company. The Bank’s ability to pay dividends is also governed by State of Connecticut banking regulations.

Regulatory Capital Requirements

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total Capital and Tier 1 Capital to risk-weighted assets, and of Leverage (Tier 1) Capital to average assets. Management believes that, as of December 31, 2001 and 2000, the Bank met all capital adequacy requirements to which it was subject.

As of December 31, 2001, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier 1 risk-based and Leverage ratios measuring 10.0%, 6.0% and 5.0%, respectively. There have been no conditions or events since that notification that Management believes have changed the Bank’s capital category.

The following table presents capital and capital ratio information for the Bank:

December 31 (dollars in thousands)	2001		2000
Actual:
Total risk-based capital	$34,551	11.6%	$31,680	11.5%
Tier 1 risk-based capital	30,851	10.4	28,280	10.2
Leverage	30,851	8.2	28,280	8.2
Minimum regulatory capital standards:
Total risk-based capital	$23,828	8.0%	$22,105	8.0%
Tier 1 risk-based capital	11,866	4.0	11,053	4.0
Leverage	15,049	4.0	13,758	4.0

The Company is subject to similar consolidated regulatory capital requirements of the Federal Reserve Board. The Company satisfied these requirements at December 31, 2001 and 2000, with capital ratios substantially the same as those of the Bank.

Stock Options

At December 31, 2001, the Company had two stock option plans, which are described below. As permitted by SFAS No. 123, the Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock options. Had compensation cost for the Company’s stock options been determined consistent with the fair value method in SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below. The after tax fair value of each option grant is estimated using the Black-Scholes option-pricing model in accordance with the weighted-average assumptions indicated below:

Year ended December 31 (in thousands, except share data)	2001	2000	1999
Net income
As reported	$ 2,975	$ 3,220	$ 2,922
Pro forma	2,939	3,204	2,710
Basic earnings per share
As reported	1.27	1.39	1.27
Pro forma	1.26	1.38	1.18
Diluted earnings per share
As reported	1.24	1.36	1.23
Pro forma	1.22	1.36	1.14

Assumptions used for grants made in the year ended December 31	2001	2000	1999
Expected dividend yield	3.05%	3.54%	2.63%
Expected volatility	37.07%	27.42%	27.75%
Risk free interest rate	5.04%	5.11%	6.39%
Expected life (years)	10.00	10.00	10.00

The Company maintains a Stock Option Incentive Plan for the benefit of officers and other employees of the Company. Under the terms of this plan, 299,993 shares may be issued or transferred pursuant to the exercise of options to purchase shares of common stock and stock appreciation rights (“SARs”) and awards of restricted stock. The exercise price of the option is equal to the market price of the common stock on the date of grant. Options granted to officers and other full-time salaried employees may be accompanied by SARs and awards of restricted stock. No SARs or awards of restricted stock have been granted as of December 31, 2001. Total shares reserved for future option grants were 126,303 at December 31, 2001.

The Company also maintains a Stock Option Plan for Non-Employee Directors. Under the terms of this plan, 161,000 shares may be issued or transferred pursuant to the exercise of options to purchase shares of common stock. Total shares reserved for future grants were 112,000 at December 31, 2001. Total options outstanding include grants made under prior stock option plans.

A summary of the status of the Company’s stock option plans and changes therein is presented below.

Years ended December 31	2001		2000		1999
	Shares	Weighted-Avg. Exercise Price	Shares	Weighted-Avg. Exercise Price	Shares	Weighted-Avg. Exercise Price
Outstanding at beginning of year	285,915	$ 8.07	309,779	$ 7.80	229,225	$ 7.12
Granted	16,400	9.85	12,400	7.76	108,450	9.14
Exercised	(18,746)	4.20	(21,817)	3.97	(17,330)	7.13
Forfeited	(19,050)	9.98	(14,447)	8.13	(10,566)	8.04

Outstanding at end of year	264,519	$ 8.32	285,915	$ 8.07	309,779	$ 7.80

Options exercisable at end of year	259,519	$ 8.30	279,915	$ 8.08	288,679	$ 7.67

Weighted-average net fair value of
options granted during the year		$ 2.17		$ 1.26		$ 1.96

Shares reserved for future grants	238,303		235,653		233,606

The following table summarizes information about stock options outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Avg. Remaining Contractual Life	Weighted-Avg. Exercise Price	Number Outstanding	Weighted-Avg. Exercise Price
$1 to $6	61,826	3.1 years	$4.74	61,826	$ 4.74
$6 to $9	104,893	7.4	8.36	104,893	8.36
$9 to $12	97,800	7.0	10.53	92,800	10.60

Total	264,519	6.3 years	$8.32	259,519	$ 8.30

Deferred Stock Plans

The Company maintains a Directors’ Deferred Compensation Plan which allows participants to defer receipt of fees earned as a director of the Company. Upon the death, retirement or resignation of a director, payment is made in the form of Company common stock. Total other liabilities included $151,000 at December 31, 2001 and $91,000 at December 31, 2000 for the Company’s obligation under this plan. The amount at December 31, 2001 relates to 12,186 common shares.

The Company established a Stock Option Income Deferral Plan in 2001, whereby option holders may elect a stock-for-stock exercise to defer to the plan shares equal in value to the taxable income that would have otherwise resulted from the option exercise. In 2001, 10,549 options were exercised pursuant to this plan.

10. Employee Benefit Plans

The Company sponsors a noncontributory defined benefit pension plan covering all employees who meet certain eligibility requirements. Benefits are based on length of service and qualifying compensation. The Company’s policy is to fund the plan in accordance with the requirements of applicable regulations. Plan assets are invested in stock, bond, and money market investments. The plan valuation date is October 1. The pension plan’s funded status and amounts recognized in the Company’s financial statements are as follows:

Years ended December 31 (in thousands)	2001	2000
Change in benefit obligation
Benefit obligation at beginning of year	$ 2,497	$ 2,307
Service cost	118	113
Interest cost	178	165
Actuarial loss	120	14
Benefits paid	(113)	(102)

Benefit obligation at end of year	$ 2,800	$ 2,497

Change in plan assets
Fair value of plan assets at beginning of year	$ 2,983	$ 3,154
Loss on plan assets	(214)	(69)
Benefits paid	(113)	(102)

Fair value of plan assets at end of year	$ 2,656	$ 2,983

Funded status at end of year
Funded status	$ (144)	$ 486
Unrecognized net transition obligation	(20)	(38)
Unrecognized net actuarial loss (gain)	432	(173)
Unrecognized prior service cost	(19)	(36)

Prepaid benefit cost
(included in other assets)	$ 249	$ 239

Weighted average assumptions as of October 1
Discount rate	7.00%	7.25%
Expected return on plan assets	8.50%	9.25%
Rate of compensation increase	5.00%	5.00%

Components of net periodic pension (benefit) expense are as follows:

Years ended December 31 (in thousands)	2001	2000	1999
Service cost	$ 118	$ 113	$ 154
Interest cost	178	165	151
Expected return on plan assets, net	(271)	(287)	(263)
Net amortization and deferral	(35)	(70)	(34)

Net periodic pension
(benefit) expense	$(10)	$(79)	$ 8

The Company also sponsors a defined contribution 401(k) savings plan, which includes a discretionary matching contribution by the Company equal to 35% of the employees’ contribution up to 6% of earnings for each of the years 2001, 2000 and 1999. Savings plan expense totaled $59,000, $58,000 and $49,000 for the years 2001, 2000 and 1999, respectively. Additionally, the Company offers retirees participation in its medical insurance benefit program. The cost of offering this participation is not material to the financial condition or results of operations of the Company.

The Company has supplemental retirement plans for an active key employee and a retired key employee. The accrued liability for these plans (included in other liabilities) was $183,000 and $130,000 at December 31, 2001 and 2000, respectively. Plan expense was $60,000, $40,000 and $4,000 for the years 2001, 2000 and 1999. These plans were designed to offset the effect of tax law provisions which reduce pension benefits for highly paid employees. The Company purchased a bank-owned life insurance policy on the life of the active key employee. The death benefits will assist in the funding of the supplemental retirement plan liability. The Company will recover the cost of premium payments from the cash value of this policy.

In December 2001, the Company made payments of $3,000,000 to fund additional purchases of bank-owned life insurance. This amount includes a deposit of $1,500,000 for a purchase completed in early 2002. The death benefits are payable to the Company and a benefit will be paid to the participants representing a portion of the death benefits proceeds. The Company will recover the cost of premium payments from the cash value of these policies.

11. Income Tax Expense

Components of income tax expense are as follows:

Years ended December 31 (in thousands)	2001	2000	1999
Current:
Federal	$ 1,204	$ 1,412	$1,098
State	—	—	1

Total current	1,204	1,412	1,099
Deferred (including change in valuation allowance):
Federal	(7)	(178)	5
State	—	—	—

Total deferred	(7)	(178)	5

Total income tax expense	$ 1,197	$ 1,234	$1,104

The actual income tax expense differs from the “expected” income tax expense, computed by applying the statutory U.S. Federal corporate tax rate of 34% to income before income taxes, as follows:

Years ended December 31 (in thousands)	2001	2000	1999
Expected income tax expense at statutory rate	$ 1,418	$ 1,514	$ 1,368
(Decrease) increase in income tax resulting from:
Dividends received deduction	(219)	(270)	(265)
Change in valuation allowance for deferred tax assets	25	—	—
Other, net	(27)	(10)	1

Total income tax expense	$ 1,197	$ 1,234	$ 1,104

The Company made income tax payments of $1,550,000, $1,372,000 and $780,000 during the years ended December 31, 2001, 2000 and 1999, respectively.

The tax effects of temporary differences and net operating loss carryforwards that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented on the following page:

December 31 (in thousands)	2001	2000
Deferred tax asset:
Allowance for loan losses	$ 1,123	$ 896
State tax net operating loss carryforward	985	568
Depreciation of premises and equipment	29	152
Unrealized losses on securities	1,538	2,456
Other, net	390	222

Total gross deferred tax asset	4,065	4,294
Less: valuation allowance	(1,601)	(1,264)

Deferred tax asset, net of valuation allowance	2,464	3,030
Deferred tax liability:
Loan origination fees	(457)	(333)
Other	(302)	(282)

Total gross deferred tax liability	(759)	(615)

Net deferred tax asset	$ 1,705	$ 2,415

In order to fully realize the net deferred tax asset, the Company must either generate future taxable income or incur tax losses that can be carried back to prior years. Based on the Company’s historical and anticipated taxable income, Management believes that the Company will realize the net deferred tax asset.

A deferred tax asset valuation allowance of $1,136,000 has been established for the state portion of temporary differences (not including unrealized losses on securities) and state tax net operating loss carryforwards that may not be realized due to the expectation that there will be no state taxable income for the foreseeable future because of the passive investment company. As of December 31, 2001, there is also a full valuation allowance of $465,000 for the federal and state tax effect of unrealized capital losses on equity securities and the state tax effect of temporary differences on unrealized securities losses.

State tax net operating loss carryforwards for 2001, 2000 and 1999 are approximately $8,135,000, $7,610,000 and $4,145,000 and expire in 2021, 2020 and 2004, respectively.

12. Commitments and Contingencies

Future minimum rental payments required under operating leases that have remaining noncancellable lease terms in excess of one year as of December 31, 2001 are as follows: 2002 — $77,000; 2003 — $67,000; 2004 — $47,000; 2005 — $42,000; 2006 — $26,000; and $38,000 thereafter. Total rental expense under operating leases was $118,000, $125,000 and $131,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

There are various legal proceedings against the Company arising out of its business. Although the outcome of these cases is uncertain, in the opinion of Management, based on discussions with legal counsel, these matters are not expected to result in a material adverse effect on the financial position or future operating results of the Company.

13. Financial Instruments With Off-Balance Sheet Risk

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the needs of its customers. The instruments involve, to varying degrees, credit risk, interest rate risk, and liquidity risk in excess of the amount recognized in the Consolidated Balance Sheets. Amounts related to credit instruments are as follows:

December 31 (in thousands)	2001	2000
Commitments to extend credit:
Commitments to originate new loans	$13,194	$11,570
Unadvanced construction lines of credit	11,836	8,478
Unadvanced home equity credit lines	22,986	22,872
Unadvanced commercial lines of credit	7,592	12,824
Unadvanced reserve credit lines	431	448
Standby letters of credit	1,329	1,213
Commitments to purchase Government guaranteed loans	1,314	675

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the agreement. The total commitment amounts do not necessarily represent future cash requirements or credit risk. Standby letters of credit are generally unconditional and irrevocable, and are generally not expected to be drawn upon. In general, the Company uses the same credit policies in providing these financial instruments as it does in making funded loans.

At December 31, 2000, the Bank had outstanding an interest rate swap agreement with a $10,000,000 notional amount, entered into as a hedge of potential increases in interest payments on variable rate money market deposit accounts. The swap agreement matured June 7, 2001, and had an insignificant effect on the consolidated financial statements for 2001, 2000 and 1999.

14. Fair Values of Financial Instruments

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale, at one time, the Company’s entire holdings of a particular financial instrument. Because no market exists for a portion of the Company’s financial instruments, fair value estimates were based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could affect the estimates significantly. Fair value estimates were based on existing on and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. In addition, the tax ramifications relating to the realization of the unrealized gains and losses have not been considered but may have a significant effect on fair value estimates.

The carrying amounts reported in the balance sheets for cash and short-term investments approximate those assets’ fair values. Fair values of securities were based on quoted market prices where available. For securities without quoted market prices and for loans, the fair values were estimated by discounting anticipated future cash flows using current interest rates on instruments with similar terms and credit characteristics. The carrying amount of accrued interest receivable approximates fair value.

The fair values of deposits with no stated maturity, were, by definition, equal to their carrying amounts. The fair values of time deposits were based on the discounted value of contractual cash flows, estimated using discount rates equal to the interest rates offered at the valuation date for deposits of similar remaining maturities. The carrying amounts of short-term borrowings approximated their fair values. Rates currently available for debt with similar terms and remaining maturities were used to estimate the fair value of long-term borrowings. The carrying amount of accrued interest payable approximates fair value. The fair value of off-balance sheet instruments is based on fees currently charged for such instruments.

The following are the carrying amounts and estimated fair values of the Company’s financial assets and liabilities, none of which were held for trading purposes.

December 31	2001		2000
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$ 15,314	$ 15,314	$ 30,187	$ 30,187
Securities available for sale	85,973	85,973	53,392	53,392
Securities held to maturity	12,397	11,987	23,013	22,188
Net loans	253,924	256,558	224,924	230,332
Accrued interest receivable	2,812	2,812	3,189	3,189
Financial liabilities:
Deposits with no stated maturity	171,452	171,452	147,891	147,891
Time deposits	131,906	136,443	132,625	132,897
Borrowings, including trust preferred securities	57,069	61,631	46,700	46,593
Accrued interest payable	374	374	414	414
Off balance sheet financial instruments	—	465	—	456

15. Condensed Financial Statements of Alliance Bancorp of New England, Inc. (Parent Company)

Balance Sheets

December 31 (in thousands)	2001	2000
Assets
Cash and cash equivalents	$ 197	$ 12
Equity investment in subsidiaries	29,043	25,148
Due from subsidiaries	101	174
Other assets	177	134

Total assets	$29,518	$25,468

Liabilities and Shareholders’ Equity
Liabilities:
Interest payable	$ 127	$ 131
Accrued expenses	159	117
Subordinated notes payable to
non-bank subsidiaries	7,105	7,105
Other liabilities	38	—

Total liabilities	7,429	7,353
Total shareholders’ equity	22,089	18,115

Total liabilities and shareholders’ equity	$29,518	$25,468

38

Income Statements

Years ended December 31 (in thousands)	2001	2000	1999
Dividends from subsidiary	$ 1,331	$ 790	$ 665
Interest income from
short term investment
Interest expense on subordinated notes	(706)	(634)	(165)

Net interest income	625	175	500
Non-interest expenses	(252)	(199)	(185)

Income (loss) before income tax benefit and	373	(24)	315
equity in net income of subsidiaries
Income tax benefit	345	297	119

Income before equity in net income of subsidiaries	718	273	434
Equity in undistributed net income of subsidiaries	2,257	2,947	2,488

Net income	$ 2,975	$ 3,220	$ 2,922

Statements of Cash Flows

Years ended December 31 (in thousands)	2001	2000	1999
Operating Activities:
Net income	$ 2,975	$ 3,220	$ 2,922
Adjustments to reconcile net income to
net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(2,257)	(2,947)	(2,488)
Decrease in due from
subsidiaries	73	45	—
Increase in other assets	(43)	(134)	(41)
Increase in other liabilities	76	78	79

Net cash provided by operating activities	824	262	472

Investing Activities:
Equity investment in subsidiaries	—	(3,405)	(3,573)

Financing Activities:
Notes issued to non-bank subsidiaries	—	3,605	3,500
Stock options exercised	61	87	123
Dividends paid to stockholders	(700)	(640)	(527)

Net cash (used) provided by financing activities	(639)	3,052	3,096

Net change in cash and
cash equivalents	185	(91)	(5)
Cash and cash equivalents at beginning of the year	12	103	108

Cash and cash equivalents at end of the year	$ 197	$ 12	$ 103

39

Consolidated Supplementary Financial Data (unaudited)

Selected Quarterly Financial Data

	2001				2000
(in thousands, except share data)	Q 4	Q 3	Q 2	Q 1	Q 4	Q 3	Q 2	Q 1
Net interest income	$3,138	$2,974	$3,009	$3,091	$3,035	$3,144	$2,905	$2,808
Provision for loan losses	116	75	62	72	101	92	55	87
Non-interest income	65	392	341	348	387	268	378	414
Non-interest expense	2,386	2,195	2,078	2,201	2,140	2,168	2,158	2,084

Income before income taxes	701	1,096	1,210	1,166	1,181	1,152	1,070	1,051
Income tax expense	194	275	389	339	342	338	275	280

Net income	$ 507	$ 821	$ 821	$ 827	$ 839	$ 814	$ 795	$ 771

Per Share Data:
Basic earnings per share	$ 0.22	$ 0.35	$ 0.35	$ 0.35	$ 0.36	$ 0.35	$ 0.34	$ 0.33
Diluted earnings per share	0.21	0.34	0.34	0.35	0.35	0.34	0.34	0.33
Cash dividends declared	0.075	0.075	0.075	0.075	0.075	0.07	0.07	0.06
Common stock price:
High	12.05	14.00	12.75	9.38	9.13	9.38	8.50	9.25
Low	10.35	11.80	9.00	8.37	7.00	6.50	6.88	6.88
Close	12.00	11.90	12.49	9.25	9.00	9.13	7.00	8.38

Net interest income declined in the second and third quarters of 2001 before the accumulated effect of falling short-term interest rates on interest income was offset by volume growth and time deposit repricing. Non-interest income was affected by loan prepayment fees and collectors fees, together with securities gains and losses, including a $515,000 decrease due to a write down on a debt security deemed to be impaired on an other-than-temporary basis in the fourth quarter of 2001. Non-interest expense increased in the first and fourth quarters due to conversion-related expenses. Quarterly net income was flat in the first three quarters, declining in the fourth quarter principally due to the security write down. Quarterly data may not sum to annual data due to rounding.

Volume and Rate Analysis —FTE Basis

	2001 versus 2000 Change due to			2000 versus 1999 Change due to
(in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans	$ 2,755	$(1,218)	$ 1,537	$ 2,232	$ 715	$ 2,947
Securities available for sale	1,250	(408)	842	(1,091)	252	(839)
Securities held to maturity	(806)	(77)	(883)	668	262	930
Other earning assets	(432)	(358)	(790)	509	102	611

Total Change	2,767	(2,061)	706	2,318	1,331	3,649

Interest expense:
Deposits	892	(655)	237	678	596	1,274
Borrowings	211	48	259	631	186	817

Total Change	1,103	(607)	496	1,309	782	2,091

Net Change	$ 1,664	$(1,454)	$ 210	$ 1,009	$ 549	$ 1,558

Note: Changes attributable jointly to volume, rate and mix have been allocated proportionately. 40

Contractual Maturities of Construction and Commercial Loans

December 31, 2001 (in thousands)	1 Year or Less	1-5 Years	Over 5 Years	Total
Construction loans:
Residential	$ —	$ —	$ 2,451	$ 2,451
Commercial	3,900	4,910	—	8,810
Commercial loans	5,966	13,770	96,597	116,333

Total	$9,866	$18,680	$99,048	$127,594

Interest rate sensitivity:
Predetermined rates	$2,307	$11,018	$41,079	$ 54,404
Variable rates	7,559	7,662	57,969	73,190

Total	$9,866	$18,680	$99,048	$127,594

Securities Cost and Fair Value

	2001		2000		1999
December 31 (in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
U.S. Government and agency debt	$10,149	$10,105	$ 5,000	$ 4,963	$ 6,751	$ 6,453
U.S. Agency mortgage-backed debt	17,876	17,834	3,457	3,457	2,936	2,884
Other mortgage-backed debt	—	—	2,093	2,103	2,206	2,171
Trust preferred	24,526	22,452	24,122	20,896	23,931	21,434
Other corporate debt	22,047	21,408	6,042	6,053	4,854	4,671
Marketable equity	12,387	11,594	14,659	13,639	16,364	13,560
Non-marketable equity	2,580	2,580	2,281	2,281	1,983	1,983

Total available for sale	$89,565	$85,973	$57,654	$53,392	$59,025	$53,156

Held to maturity
U.S. Government and agency debt	$ 2,063	$ 2,107	$ 986	$ 1,002	$ 1,971	$ 1,963
U.S. Agency mortgage-backed debt	2,747	2,800	3,850	3,831	6,752	6,673
Other mortgage-backed debt	1,518	1,550	251	255	411	421
Trust preferred	—	—	3,098	3,001	3,978	4,020
Other corporate debt	6,069	5,530	14,828	14,099	14,745	14,124

Total held to maturity	$12,397	$11,987	$23,013	$22,188	$27,857	$27,201

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None. 41

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained under the heading “Proposal 1—Election of Directors” in the Proxy Statement, with respect to directors and executive officers of the Company and contained on pages 3 through 5, is incorporated herein by reference in response to this item.

ITEM 11.  EXECUTIVE COMPENSATION

The information contained under the heading “Executive Compensation” in the Proxy Statement pages 9 and 10, with respect to executive compensation, is incorporated herein by reference in response to this item.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained under the heading “Principal Beneficial Owners Common Stock” in the Proxy Statement pages 2 and 3, with respect to security ownership of certain beneficial owners and Management, is incorporated herein by reference in response to this item.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained under the heading “Certain Transactions” in the Proxy Statement page 11, with respect to certain relationships and related transactions, is incorporated herein by reference in response to this item.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	All schedules have been omitted as the required information is either included herein or in the Proxy Statement, or is not applicable.

(b)	Reports on Form 8-K for Fourth Quarter
None.

(c)	Exhibit Index

3(i)	Certificate of Incorporation of Registrant (Exhibit 99.1 to the Registration Statement on Form 8-A filed September 23, 1997).

3(ii)	Bylaws of Registrant (Exhibit 99.2 to the Registration Statement on Form 8-A filed September 23, 1997).

10(i)	Change in Control Agreement between Tolland Bank and Joseph H. Rossi, dated January 5, 1996 (Exhibit 10(i) to the Report on Form 10-K filed March 27, 1998).

10(ii)	1997 Stock Incentive Plan for Directors, Officers and Key employees (Exhibit 4.3 to the Registration Statement on Form S-8 filed November 6, 1997).

10(iii)	Supplemental Executive Retirement Plan and Agreement between Tolland Bank and Joseph H. Rossi, dated December 14, 1999. (Exhibit 10(iii) to the report filed with the SEC on Form 10-K on March 30, 2000).

10(iv)	Directors’Deferred Compensation Plan (Exhibit 10(iv) to the Report on Form 10-K filed on March 27, 1998).

10(v)	1999 Stock Option Plan for Non-Employee Directors (Exhibit 4.3 to the Registration Statement on Form S-8 filed October 28, 1999).

10(vi)	Cash Bonus Plan (Exhibit 10(vi) to the Report on Form 10-K filed on March 27, 1998).

10(vii)	Stock Option Income Deferral Plan.

10(viii)	Bank Owned Life Insurance Plan.

21.	Subsidiaries of Registrant.

23.	Independent Auditors’Consent.

99.	Proxy Statement for the 2002 Annual Meeting of Shareholders to be filed with the SEC.

42

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 26, 2002.

ALLIANCE BANCORP OF NEW ENGLAND, INC.
by

/s/ Joseph H. Rossi Joseph H. Rossi President/CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors and officers on behalf of the Company on February 26, 2002:

/s/ Robert C. Boardman Robert C. Boardman Director	/s/ Patricia A. Noblet Patricia A. Noblet Director

/s/ Joseph P. Capossela Joseph P. Capossela Director	/s/ Kenneth R. Peterson Kenneth R. Peterson Vice Chairman

/s/ Rodney C. Dimock Rodney C. Dimock Director	/s/ Matthew L. Reiser Matthew L. Reiser Director

/s/ D. Anthony Guglielmo D. Anthony Guglielmo Chairman	/s/ Joseph H. Rossi Joseph H. Rossi Director/President/CEO

/s/ Reginald U. Martin Reginald U. Martin Director	/s/ David H. Gonci David H. Gonci Senior Vice President/Chief Financial Officer/Treasurer

/s/ Douglas J. Moser Douglas J. Moser Director

43