Form 10-Q
period 2002-03-31
ALLIANCE BANCORP OF NEW ENGLAND INC
filed 2002-05-15
CIK 1046002

FORM 10-Q

United States Securities and Exchange Commission
Washington, DC 20549
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2002
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

As of May 9, 2002, Alliance Bancorp of New England had 2,349,447 shares of common stock outstanding.

.

     Alliance Bancorp of New England, Inc.
Consolidated Selected Financial Data (Unaudited)

	As of and for the three months ended March 31,
	2002		2001
For the Quarter (in thousands)
Net interest income	$3,194		$3,091
Provision for loan losses	172		72
Service charges and other income	493		312
Net gain on securities	172		36
Non-interest expense	2,467		2,201
Net income	$850		$827

Per Share
Earnings - basic	$0.36		$0.35
Earnings - diluted	0.35		0.35
Dividends declared	0.07	5	0.07	5
Book value	9.45		8.37
Common stock price:
High	14.51		9.38
Low	11.75		8.37
Close	14.25		9.25

At Quarter End (in millions)
Total assets	$396.9		$350.5
Total loans	261.3		240.9
Other earning assets	105.7		89.2
Deposits	324.2		283.4
Borrowings	48.5		45.5
Shareholders’ equity (a)	22.1		19.5

Operating Ratios (in percent)
Return on average equity, annualized	15.30%		18.36%
Return on average assets, annualized	0.90		0.97
Net interest margin, annualized (b)	3.67		3.95
Non performing assets/assets	0.45		0.44
Equity % total assets (period end)	5.57		5.57
Dividend payout ratio	20.63		21.15

Growth (in percent)
Net income (c)	2.8%		7.3%
Regular loans (d)	8.1		18.3
Deposits (d)	27.5		4.2

(a)	Shareholders’ equity includes net accumulated other comprehensive loss, which consists of unrealized losses on certain investment securities, net of taxes.
(b)	Ratio expressed as fully taxable equivalent.
(c)	Compared to same period in the preceding year.
(d)	Compared to the prior year-end, annualized.

Alliance Bancorp of New England, Inc.
Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)	March 31, 2002	December 31, 2001

Assets
Cash and due from banks	$16,848	$12,723
Short-term investments	18,633	2,591

Total cash and cash equivalents	35,481	15,314

Securities available for sale (at fair value)	77,779	85,973

Securities held to maturity
(fair value of $9,266 in 2002 and $11,987 in 2001)	9,287	12,397

Residential mortgage loans	62,391	63,037
Commercial mortgage loans	88,179	87,485
Other commercial loans	41,688	37,658
Consumer loans	40,409	39,849
Government guaranteed loans	28,624	29,595

Total loans	261,291	257,624
Less: Allowance for loan losses	(3,850)	(3,700)

Net loans	257,441	253,924

Premises and equipment, net	5,367	5,458
Accrued interest income receivable	2,612	2,812
Cash surrender value of life insurance	4,449	4,391
Other assets	4,500	4,296

Total assets	$396,916	$384,565

Liabilities and Shareholders’ Equity
Demand deposits	$35,679	$33,647
NOW deposits	39,678	36,400
Money market deposits	41,265	41,223
Savings deposits	72,411	60,182
Time deposits	135,178	131,906

Total deposits	324,211	303,358

Borrowings	48,500	57,069
Other liabilities	2,090	2,049

Total liabilities	374,801	362,476

Preferred stock, ($0.01 par value; 100,000 shares
authorized, none issued)	–	–
Common stock, ($0.01 par value; authorized 4,000,000
shares; issued 2,540,846 in 2002 and 2,539,896 in 2001;
outstanding 2,340,247 in 2002 and 2,339,297 in 2001)	25	25
Additional paid-in capital	11,586	11,577
Retained earnings	17,148	16,473
Accumulated other comprehensive loss, net	(3,535)	(2,877)
Treasury stock (200,599 shares)	(3,109)	(3,109)

Total shareholders’ equity	22,115	22,089

Total liabilities and shareholders’ equity	$396,916	$384,565

See accompanying notes to consolidated financial statements

.

     Alliance Bancorp of New England, Inc.
Consolidated Income Statements (Unaudited)

	Three Months Ended March 31,
(in thousands, except share data)	2002	2001

Interest Income
Loans	$4,520	$4,835
Debt securities	1,337	1,276
Dividends on equity securities	185	270
Short-term investments	25	99

Total interest and dividend income	6,067	6,480

Interest Expense
Deposits	2,110	2,694
Borrowings	763	695

Total interest expense	2,873	3,389

Net Interest Income	3,194	3,091

Provision For Loan Losses	172	72

Net interest income after provision for loan losses	3,022	3,019

Non-Interest Income
Service charges and other income	493	312
Net gain on securities	172	36

Total non-interest income	665	348

Non-Interest Expense
Compensation and benefits	1,310	1,159
Occupancy	173	181
Data processing services and equipment	308	276
Office and insurance	163	136
Purchased services	314	271
Other	199	178

Total non-interest expense	2,467	2,201

Income before income taxes	1,220	1,166
Income tax expense	370	339

Net Income	$850	$827

Per Share Data
Basic earnings per share	$0.36	$0.35

Diluted earnings per share	$0.35	$0.35

Average basic shares outstanding	2,339,418	2,331,100
Average additional dilutive shares	100,031	45,263

Average diluted shares	2,439,449	2,376,363

See accompanying notes to consolidated financial statements

.

Alliance Bancorp of New England, Inc.
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

Three Months ended March 31 (in thousands, except share data)	Common stock	Additional paid-In capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury Stock	Total

2001
Balance, December 31, 2000	$25	$11,516	$14,198	$(4,515)	$(3,109)	$18,115
Comprehensive income
Net income			827			827
Unrealized gains on securities,
net of reclassification adjustment				744		744

Comprehensive income						1,571
Dividends declared ($0.075 per share)			(175)			(175)

Balance, March 31, 2001	$25	$11,516	$14,850	$(3,771)	$(3,109)	$19,511

2002
Balance, December 31, 2001	$25	$11,577	$16,473	$(2,877)	$(3,109)	$22,089
Comprehensive income
Net income			850			850
Unrealized losses on securities,
net of reclassification adjustment				(658)		(658)

Comprehensive income						192
Dividends declared ($0.075 per share)			(175)			(175)
Shares issued (exercise of options)		9				9

Balance, March 31, 2002	$25	$11,586	$17,148	$(3,535)	$(3,109)	$22,115

Disclosure of reclassification amount

Three months ended March 31 (in thousands)				2002		2001

Unrealized holding (losses) gains arising during the period, net of income tax (benefit) expense of $(281) and $410, respectively

				$(545)		$761
Less reclassification adjustment for
gains included in net income, net of income tax expense of $59 and $9, respectively				(113)		(17)

Net unrealized (losses) gains on securities				$(658)		$744

See accompanying notes to consolidated financial statements

.

     Alliance Bancorp of New England, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Three months ended March 31,
(in thousands)	2002	2001

Operating Activities:
Net income	$850	$827
Adjustments to reconcile net income to
net cash provided by operating activities:
Provision for loan losses	172	72
Depreciation and amortization	123	132
Net gain on securities and other assets	(172)	(26)
Loans originated for sale	(6,660)	(5,668)
Proceeds from loans sold	8,125	6,285
Increase (decrease) in other liabilities	41	(810)
Decrease in accrued interest income receivable	199	230
Decrease in other assets	89	1,398

Net cash provided by operating activities	2,767	2,440

Investing Activities:
Securities available for sale:
Proceeds from repayments and maturities	1,570	33
Proceeds from sales	8,778	2,497
Proceeds from calls	1,000	–
Purchases of securities	(3,042)	(7,423)
Securities held to maturity:
Proceeds from amortization and maturities	1,153	695
Proceeds from calls	1,000	1,000
Net increase in loans (other than held for sale)	(5,154)	(13,205)
Purchases of premises and equipment	(24)	(116)

Net cash provided by (used in) investing activities	5,281	(16,519)

Financing Activities:
Net increase in interest-bearing deposits	18,822	3,886
Net increase (decrease) in demand deposits	2,032	(961)
Principal repayments of FHLBB advances	(6,469)	–
Net decrease in other borrowings	(2,100)	(1,200)
Stock options exercised	9	–
Cash dividends paid	(175)	(175)

Net cash provided by financing activities	12,119	1,550

Net Change in Cash and Cash Equivalents	20,167	(12,529)
Cash and cash equivalents at beginning of the period	15,314	30,187

Cash and cash equivalents at end of the period	$35,481	$17,658

Supplemental Information on Cash Payments
Interest	$2,889	$3,248
Income taxes	300	500

Supplemental Information on Non-cash Transactions
Securities transferred to held to maturity	–	7,045
Securities transferred to available for sale	1,057	11,883

See accompanying notes to consolidated financial statements

.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations accompany these financial statements. These consolidated interim financial statements and notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

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

Note 2. Securities

	Amortized	Unrealized	Unrealized	Fair
March 31, 2002 (in thousands)	Cost	Gains	Losses	Value

Securities available for sale
U.S. Government and agency debt	$10,124	$34	$(151)	$10,007
U.S. Agency mortgage-backed debt	16,281	43	(127)	16,197
Trust preferred	19,933	297	(2,599)	17,631
Other corporate debt	20,155	104	(1,381)	18,878
Marketable equity	13,361	180	(1,055)	12,486
Non-marketable equity	2,580	–	–	2,580

Total available for sale	$82,434	$658	$(5,313)	$77,779

Securities held to maturity
U.S. Government and agency debt	$1,061	$7	$–	$1,068
U.S. Agency mortgage-backed debt	1,969	43	(10)	2,002
Other mortgage-backed debt	1,133	13	(2)	1,144
Other corporate debt	5,124	156	(228)	5,052

Total held to maturity	$9,287	$219	$(240)	$9,266

	Amortized	Unrealized	Unrealized	Fair
December 31, 2001 (in thousands)	Cost	Gains	Losses	Value

Securities available for sale
U.S. Government and agency debt	$10,149	$55	$(99)	$10,105
U.S. Agency mortgage-backed debt	17,876	78	(120)	17,834
Trust preferred	24,526	390	(2,464)	22,452
Other corporate debt	22,047	212	(851)	21,408
Marketable equity	12,387	160	(953)	11,594
Non-marketable equity	2,580	–	–	2,580

Total available for sale	$89,565	$895	$(4,487)	$85,973

Securities held to maturity
U.S. Government and agency debt	$2,063	$46	$(2)	$2,107
U.S. Agency mortgage-backed debt	2,747	53	–	2,800
Other mortgage-backed debt	1,518	32	–	1,550
Other corporate debt	6,069	56	(595)	5,530

Total held to maturity	$12,397	$187	$(597)	$11,987

During the most recent quarter, one corporate debt security with an amortized cost of $1.1 million was transferred to available for sale from held to maturity due to evidence of significant deterioration in the issuer’s credit worthiness. The transfer resulted in an additional unrealized loss of $206 thousand (net of income taxes of $143 thousand) which was recorded as an increase in the accumulated other comprehensive loss.

Note 3. Nonperforming Loans

	March 31, 2002	December 31, 2001
(in thousands)

Total nonaccruing loans	$1,797	$2,149
Accruing loans past due 90 days or more	–	–
Impaired loans:
Valuation allowance required	$1,346	$969
No valuation allowance required	2,826	3,238

Total impaired loans	$4,172	$4,207
Total valuation allowance on impaired loans	$160	$129
Commitments to lend additional funds
to borrowers with impaired loans	–	–

Note 4. Allowance for Loan Losses

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001
(in thousands)

Balance at beginning of period	$3,700	$3,200
Charge-offs	(37)	(214)
Recoveries	15	79
Provision for loan losses	172	335

Balance at end of period	$3,850	$3,400

Note 5. Recent Statements of Accounting Standards

In July 2001, the Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed at least annually for impairment. Impairment losses would be charged to earnings when they occur. SFAS No. 142 requires that intangible assets other than goodwill (such as core deposit intangibles) continue to be amortized to expense over their estimated useful lives. Alliance adopted SFAS No. 142 on January 1, 2002. Alliance had intangible assets of $57,000 at December 31, 2001 which it will continue to amortize and, accordingly, its adoption of SFAS No. 142 did not affect the consolidated financial statements.

SFAS No. 143, Accounting for Asset Retirement Obligations, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Earlier adoption is permitted. The Company does not expect that the adoption of this statement will have a material impact on its consolidated financial statements.

SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets, is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The provisions of this statement are to be applied prospectively. The adoption of this statement did not affect the Company’s consolidated financial statements.

SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections updates, clarifies and simplifies several existing accounting pronouncements. SFAS No. 4 required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Other provisions of SFAS No. 145 are not pertinent to the Company’s operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

SUMMARY

Alliance reported 3% earnings growth for the first quarter of 2002. Net income totaled $850 thousand, compared to $827 thousand a year earlier. Quarterly earnings per share were unchanged at $.35 in both periods due to the increase in dilutive shares, reflecting the impact on outstanding options of the 43% increase in the average price of Alliance’s stock.

Alliance announced an eleven-for-ten split of the common stock, to be effected as a 10% stock dividend payable on May 21, 2002 to shareholders of record as of May 7, 2002. Alliance also retained the quarterly dividend at 7.5 cents per share also payable on May 21, 2002 to shareholders of record as of May 7, 2002. All share and per share data in this report are based on shares prior to the 10% stock dividend.

Total assets increased at a 13% annualized rate in the first quarter, reflecting strong deposit and loan growth. The local economy remained healthy and the Company is implementing several sales and marketing initiatives to take advantage of bank consolidations in its markets.

First quarter net interest income increased by 3% from the same quarter of last year. The first quarter net interest margin measured 3.67%, compared to 3.95% in the first quarter of last year. The margin rebounded from a low of 3.56% in the third quarter of 2001, after declining for the first three quarters of last year as a result of falling interest rates. First quarter service charges and other income grew by 58% from the first quarter of last year, with increases in all major categories. Gains on the sale of securities increased by $136 thousand. Non-interest expenses grew by 12% over the same period, with increases in most categories generally reflecting the Bank’s growth. The loan loss provision increased by $100 thousand.

Total assets were $397 million at March 31, 2002. Total regular loans increased at an 8% annualized rate and total deposits jumped at a 27% annualized rate during the quarter. Deposit growth included commercial and municipal deposits, some of which were anticipated to be short term in nature. Nonperforming assets totaled $1.8 million at March 31, 2002, measuring 0.45% of total assets. Net loan chargeoffs measured a negligible ..03% of average loans during the quarter. The loan loss allowance measured 214% of nonperforming loans at the end of the quarter.

Shareholders’ equity totaling $22.1 million at quarter-end measured 5.6% of total assets, which was unchanged from the same time last year. Book value per share was $9.45 at quarter-end. Return on shareholders’ equity measured 15.3% during the first quarter. The Company’s capital remained in excess of all regulatory requirements.

This discussion and analysis updates, and should be read in conjunction with, Management’s Discussion and Analysis included in the 2001 Annual Report on Form 10-K filed by Alliance on March 6, 2002. In the following discussion, income statement comparisons are against the same period of the previous year and balance sheet comparisons are against the previous fiscal year-end, unless otherwise noted.

Net Interest Income: The $103 thousand (3%) growth in net interest income was due to 10% growth in average earning assets, which offset the lower net interest margin. Earning asset growth was recorded in all major categories except for short term investments, which were used to fund other assets.

Net interest income increased at a 7% annualized rate from the fourth quarter of 2001 to the first quarter of 2002. Average earning assets were flat, while the net interest spread increased by .13% during this interval. The cost of liabilities decreased by .29% due to the time deposit repricings, while the yield on assets decreased by .17% due primarily to prime rate decreases in the fourth quarter of 2001 and sales of investment securities in the most recent quarter.

The net interest margin improved by .04% during the above interval. At the end of 2001, the Company entered into contracts for the purchase of an additional $3 million of bank owned life insurance. This shifted income from net interest income to other non-interest income, reducing the net interest margin by about .05%. Also, the Bank had an additional $2 million in average due from banks and $2 million less in average demand deposit balances in the most recent quarter, which together reduced the margin by about .04%.

Provision for Loan Losses: The provision is made to maintain the allowance for loan losses at a level deemed adequate by management. The provision was $172 thousand, compared to $72 thousand in the same quarter of 2001. During the most recent quarter, the allowance was increased from $3.70 million to $3.85 million due mostly to growth in commercial loans and to an increase in the impairment reserve on one loan.

Non-Interest Income: First quarter service charges and other income grew by $181 thousand (58%) from the first quarter of last year, with increases in all major categories. These increases primarily resulted from higher volume across a range of loan and deposit services, and included $40 thousand of additional income from the above-mentioned life insurance contracts. Net gains on the sale of securities increased by $136 thousand, primarily due to the sale of two utility common equity securities due to favorable market conditions for these securities.

Non-Interest Expense and Tax Expense: Non-interest expense increased by $266 thousand (12%). Expenses increased in most categories due to the growth of the Bank. The effective tax rate increased to 30% from 29% due to the lower proportionate contribution of tax advantaged investment security income as a result of sales and calls of equity securities.

Comprehensive Income: Comprehensive income includes changes (after tax) in the market valuation of investment securities available for sale. Comprehensive income was $192 thousand in the most recent quarter, compared to $1.57 million in the same quarter of last year. The net unrealized loss on securities improved last year due to lower interest rates, while the loss increased this year due to higher interest rates and wider market spreads. Please see the following discussion on investment securities.

FINANCIAL CONDITION

Cash and Cash Equivalents: Total cash and equivalents increased by $20 million during the quarter due to unusually high commercial and municipal short term deposit activity. Securities sales also contributed to this increase, with proceeds being held in anticipation of higher interest rates for reinvestments later in the year.

Investment Securities: Total investment securities decreased by $11 million during the quarter primarily due to sales of $9 million in securities, comprised primarily of longer maturity debt securities sold in order to reduce the average life of the portfolio. Alliance purchased $3 million of utility common stocks during the quarter. At March 31, 2002, the total net unrealized loss on available for sale securities (before tax) measured 6% of amortized cost, compared to 4% at year-end 2001, due primarily to higher long term rates and to wider market spreads. During the first quarter, one security with an amortized cost of $1.1 million and an unrealized loss of $351 thousand, as of March 31, 2002, was transferred from held to maturity to available for sale due to a decline in the issuer’s credit rating. This security was issued by an insurance company, which reported operating losses, exacerbated by claims related to World Trade Center attacks. At quarter-end, the Company owned seven securities with ratings/rankings below investment grade. The total net amortized cost of these securities was $5.6 million, with a net unrealized loss of $2.0 million, unchanged from year-end 2001. The individual unrealized losses ranged from 21 - 53% of amortized cost, which were judged to be temporary declines in value of debt securities which are expected to continue to perform in accordance with their terms. The fully taxable equivalent yield on investment securities was 6.90% in the first quarter, down from 7.29% in the fourth quarter of 2001 due to the sale of higher rate, longer term securities.

Total Loans: Total loans increased by $4 million (6% annualized) during the quarter, with regular loans increasing at an 8% annualized rate. Total commercial loans increased at a 15% annualized rate, continuing the strong growth rate recorded last year. New loan applications slackened during the current quarter as a result of a rebound in long term interest rates from lows reached in the previous quarter. Due to further anticipated rate increases, Alliance sold a higher proportion of residential mortgage originations into the secondary market, and reduced purchases of government guaranteed loans. The yield on total loans decreased to 7.09% in the most recent quarter from 7.24% in the last quarter of 2001 due to the continuing effects of prime rate decreases in the previous quarter and to ongoing refinancings. Average loans increased at an 8% annualized rate compared to the prior quarter.

Nonperforming Assets: There were no foreclosed assets at March 31, 2002. Nonaccruing loans totaled $1.8 million, compared to $2.1 million at year-end 2001. Nonperforming assets were 0.45% of total assets at March 31, 2002.

Allowance for Loan Losses: The allowance totaled $3.85 million (1.47% of total loans) at March 31, 2002, compared to $3.70 million (1.44% of total loans) at year-end 2001. During the quarter, gross chargeoffs were $37 thousand and gross recoveries were $15 thousand. The allowance measured 214% of nonaccruing loans at quarter-end.

Deposits and Borrowings: Total deposits increased by $21 million (27% annualized) during the quarter, with increases in all categories. Savings account growth was the strongest, providing $12 million of lower cost funds. As noted in the Summary, deposit growth included commercial and municipal activity that was expected to be short term in nature. During the quarter, Alliance promoted longer term time accounts in order to fund loan growth and in anticipation of higher interest rates. Short term borrowings outstanding at year-end 2001 were repaid from deposit funds. The cost of interest bearing liabilities declined to 3.58% during the quarter, from 3.87% in the previous quarter, reflecting the ongoing benefit of time account repricings, together with the benefit of other account repricings resulting from decreases in the Federal Funds rate in the previous quarter. The total average balance of deposits increased by 6% annualized in the current quarter compared to the previous quarter.

Interest Rate Sensitivity: The Company estimates that there have been no significant changes in interest rate sensitivity since year-end 2001. Equity at risk is expected to have improved slightly due to the sale of longer maturity investment securities. Alliance expects to be within policy limits for its interest rate risk, as further described in the 2001 annual report. The Company’s income is expected to increase in a rising rate environment and to decrease in a decreasing rate environment, primarily due to its portfolio of prime based commercial and consumer loans. With interest rates at comparatively low levels and a steep current yield curve, the Company generally is cautious toward the acquisition of new long term fixed rate assets in order to control equity at risk in a rising rate environment.

Liquidity and Cash Flows: The Bank’s primary uses of funds have been the origination of new loans and the repayment of short term borrowings. The primary sources of funds were deposit growth and the liquidation of securities available for sale. Due to the strong deposit growth in the most recent quarter, sources of funds exceeded uses of funds, and short term investments therefore increased. Borrowings and time deposits are the primary sources of liquidity for additional balance sheet growth. Short term investments, securities available for sale, and government guaranteed loan certificates provide additional sources of liquidity. The Company’s primary source of funds is dividends received from the Bank, and its primary use of funds is dividends paid to shareholders and to trust preferred security holders.

Capital Resources: Shareholders’ equity was flat during the quarter, with the contribution from comprehensive income offset by dividends declared. Total equity measured 5.6% of assets at quarter-end, which was unchanged from a year ago and decreased from 5.7% at year-end 2001 due to the asset growth during the quarter. At quarter-end, both Alliance and Tolland Bank continued to be capitalized in accordance with the “well capitalized” regulatory classification. Return on shareholders’ equity measured 15.3% during the quarter; excluding accumulated other comprehensive loss, return on equity measured 13.8%.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the discussion and analysis of quantitative and qualitative disclosures about market risk provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 6, 2002. See also the discussion of Interest Rate Sensitivity in Item 2 of this Form 10-Q.

PART II OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS The Company is not involved in any material legal proceedings other than ordinary routine litigation incidental to its business.
Item 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS None.
Item 3.	DEFAULTS UPON SENIOR SECURITIES None.
Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a) The Annual Meeting of Shareholders was held on March 27, 2002.
(b)	Proposal I. The following current directors were re-elected to continue to serve for three-year terms and until their successors are elected and qualified: D. Anthony Guglielmo, Douglas J. Moser, Matthew L. Reiser and Joseph H. Rossi. Each of the persons nominated for director received at least 96.0% of the votes for his election, representing a majority of the total of 1,913,957 voted or withheld.

(c)	Proposal II. A total of 1,810,316 shares were voted in favor of Proposal II regarding the adjournment of the Annual Meeting. 96,861 shares were voted against and 6,700 shares were abstained. Proposal II would have adjourned the meeting in the event that there were not sufficient votes to approve Proposal I, in order to permit further solicitation of proxies. Since Proposal I was approved, adjournment was not necessary.

Item 5.	OTHER INFORMATION None.
Item 6	EXHIBITS AND REPORTS ON FORM 8-K
Reports on Form 8-K filed during the quarter ended March 31, 2002.
On February 26, 2002, the Company filed a Form 8-K reporting, under Item 5, the resignation of William E. Dowty, Jr., one of the Company’s directors.

Average Balance Sheet and Interest Rates – Fully Taxable Equivalent (FTE)

(dollars in thousands)	Average Balance		Rate (FTE Basis)

Quarters ended March 31	2002	2001	2002	2001

Residential mortgage loans	$61,820	$58,982	7.08%	7.72%
Commercial mortgage loans	87,721	64,543	7.95	8.52
Other commercial loans	38,827	50,927	6.96	9.40
Consumer loans	39,894	35,947	5.48	8.02
Government guaranteed loans	29,427	22,700	6.55	7.69

Total loans	257,689	233,099	7.09	8.35
Securities	94,080	85,545	6.90	7.81
Other earning assets	6,077	7,607	1.94	6.03

Total earning assets	357,846	326,251	6.92	8.16
Other assets	25,459	20,308

Total assets	$383,305	$346,559

NOW deposits	$35,020	$29,590	0.96%	1.78%
Money market deposits	42,139	39,967	2.26	4.36
Savings deposits	64,830	45,502	1.99	2.56
Time deposits	132,269	133,424	4.52	5.62

Total interest bearing deposits	274,258	248,483	3.12	4.40
Borrowings	50,839	45,651	6.08	6.17

Interest bearing liabilities	325,097	294,134	3.58	4.67
Other liabilities	35,674	34,165
Shareholders’ equity	22,534	18,260

Total liabilities and equity	$383,305	$346,559

Net Interest Spread			3.34%	3.49%
Net Interest Margin			3.67%	3.95%

Signatures

Pursuant to the requirements to Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANCE BANCORP OF NEW ENGLAND, INC.

Date:	May 10, 2002	/s/ Joseph H. Rossi
Joseph H. Rossi
President/CEO

Date:	May 10, 2002	/s/ David H. Gonci
David H. Gonci
Senior Vice President/CFO