Form 10-Q
period 2002-06-30
ALLIANCE BANCORP OF NEW ENGLAND INC
filed 2002-08-14
CIK 1046002

FORM 10-Q

United States Securities and Exchange Commission
Washington, DC 20549
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2002
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

As of August 8, 2002, Alliance Bancorp of New England had 2,586,035 shares of common stock outstanding.

Alliance Bancorp of New England, Inc.
Consolidated Selected Financial Data (Unaudited)

	As of and for the three months ended June 30,				As of and for the six months ended June 30,

	2002		2001		2002		2001

For the Period (in thousands)
Net interest income	$3,069		$3,009		$6,263		$6,099
Provision for loan losses	65		62		237		134
Service charges and other income	553		435		1,046		764
Net gain (loss) on securities and other assets	131		(76)		303		(40)
Non-interest expense	2,452		2,096		4,919		4,314
Net income	$865		$821		$1,715		$1,647

Per Share (a)
Earnings - basic	$0.34		$0.32		$0.67		$0.64
Earnings - diluted	0.32		0.31		0.63		0.63
Dividends declared	0.06	8	0.06	8	0.13	6	0.13	6
Book value	8.96		8.25		8.96		8.25
Common stock price:
High	15.45		11.59		15.45		11.59
Low	12.55		8.18		10.68		7.61
Close	13.77		11.35		13.77		11.35

At Quarter End (in millions)
Total assets	$406.1		$377.6		$406.1		$377.6
Total loans	259.5		246.4		259.5		246.4
Other earning assets	118.3		105.1		118.3		105.1
Deposits	330.6		309.6		330.6		309.6
Borrowings	48.5		45.5		48.5		45.5
Shareholders’ equity (b)	23.2		21.1		23.2		21.1

Operating Ratios (in percent)
Return on average equity, annualized	15.40%		16.56%		15.35%		17.41%
Return on average assets, annualized	0.87		0.93		0.88		0.95
Net interest margin, annualized (c)	3.37		3.73		3.52		3.84
Equity % total assets (period end)	5.71		5.60		5.71		5.60
Dividend payout ratio	20.37		21.30		20.50		21.23

Growth (in percent)
Net income (d)	5.4%		3.3%		4.1%		5.1%
Regular loans (e)	3.0		13.3		3.0		13.3
Deposits (e)	17.9		20.7		17.9		20.7

(a) All per share data has been retroactively adjusted in all periods to reflect the 10% stock split effected in the form of a stock dividend distributed on May 21, 2002.
(b) Shareholders’ equity includes net accumulated other comprehensive loss, which consists of unrealized losses on certain investment securities, net of taxes.
(c) Ratio expressed as fully taxable equivalent.
(d) Compared to same period in the preceding year.
(e) Compared to the prior year-end, annualized.

Alliance Bancorp of New England, Inc.
Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)	June 30, 2002	December 31, 2001

Assets
Cash and due from banks	$15,802	$12,723
Short-term investments	24,571	2,591

Total cash and cash equivalents	40,373	15,314

Securities available for sale (at fair value)	84,903	85,973

Securities held to maturity (fair value of $8,947 in 2002 and $11,987 in 2001)	8,793	12,397

Residential mortgage loans	63,521	63,037
Commercial mortgage loans	89,241	87,485
Other commercial loans	38,470	37,658
Consumer loans	40,267	39,849
Government guaranteed loans	28,048	29,595

Total loans	259,547	257,624
Less: Allowance for loan losses	(3,925)	(3,700)

Net loans	255,622	253,924

Premises and equipment, net	5,285	5,458
Accrued interest income receivable	2,724	2,812
Cash surrender value of life insurance	6,048	4,391
Other assets	2,334	4,296

Total assets	$406,082	$384,565

Liabilities and Shareholders’ Equity
Demand deposits	$33,827	$33,647
NOW deposits	38,578	36,400
Money market deposits	46,021	41,223
Savings deposits	71,782	60,182
Time deposits	140,370	131,906

Total deposits	330,578	303,358

Borrowings	48,500	57,069
Other liabilities	3,827	2,049

Total liabilities	382,905	362,476

Preferred stock, ($0.01 par value; 100,000 shares authorized, none issued)	–	–
Common stock, ($0.01 par value; authorized 4,000,000 shares; issued 2,786,259 in 2002 and 2,539,896 in 2001; outstanding 2,585,660 in 2002 and 2,339,297 in 2001)	28	25
Additional paid-in capital	11,686	11,577
Retained earnings	17,829	16,473
Accumulated other comprehensive loss, net	(3,257)	(2,877)
Treasury stock (200,599 shares)	(3,109)	(3,109)

Total shareholders’ equity	23,177	22,089

Total liabilities and shareholders’ equity	$406,082	$384,565

See accompanying notes to consolidated financial statements

Alliance Bancorp of New England, Inc.
Consolidated Income Statements (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

(in thousands, except share data)	2002	2001	2002	2001

Interest Income
Loans	$4,444	$4,797	$8,964	$9,632
Debt securities	1,255	1,282	2,592	2,558
Dividends on equity securities	206	244	391	514
Short-term investments	107	67	132	166

Total interest and dividend income	6,012	6,390	12,079	12,870

Interest Expense
Deposits	2,186	2,663	4,296	5,358
Borrowings	757	718	1,520	1,413

Total interest expense	2,943	3,381	5,816	6,771

Net Interest Income	3,069	3,009	6,263	6,099

Provision For Loan Losses	65	62	237	134

Net interest income after provision for loan losses	3,004	2,947	6,026	5,965
Non-Interest Income
Service charges and other income	553	435	1,046	764
Net gain (loss) on securities	128	(85)	300	(49)
Net gain on assets	3	9	3	9

Total non-interest income	684	359	1,349	724
Non-Interest Expense
Compensation and benefits	1,442	1,130	2,752	2,289
Occupancy	164	159	336	340
Data processing services and equipment	312	265	620	558
Office and insurance	128	133	291	269
Purchased services	219	240	533	511
Other	187	169	387	347

Total non-interest expense	2,452	2,096	4,919	4,314

Income before income taxes	1,236	1,210	2,456	2,375
Income tax expense	371	389	741	728

Net Income	$865	$821	$1,715	$1,647

Per Share Data
Basic earnings per share	$0.34	$0.32	$0.67	$0.64

Diluted earnings per share	$0.32	$0.31	$0.63	$0.63

Average basic shares outstanding	2,580,784	2,564,210	2,577,381	2,564,210
Average additional dilutive shares	137,657	74,534	124,907	62,543

Average diluted shares	2,718,441	2,638,744	2,702,288	2,626,753

See accompanying notes to consolidated financial statements

Alliance Bancorp of New England, Inc.
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

Six Months ended June 30 (in thousands, except share data)	Common stock	Additional paid-In capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total

2001 Balance, December 31, 2000	$25	$11,516	$14,198	$(4,515)	$(3,109)	$ 18,115
Comprehensive income
Net income			1,647			1,647
Unrealized gain on securities, net of reclassification adjustment				1,728		1,728

Comprehensive income						3,375
Dividends declared ($0.136 per share)			(349)			(349)

Balance, June 30, 2001	$25	$11,516	$15,496	$(2,787)	$(3,109)	$ 21,141

2002 Balance, December 31, 2001	$25	$11,577	$16,473	$(2,877)	$(3,109)	$ 22,089
Comprehensive income
Net income			1,715			1,715
Unrealized loss on securities, net of reclassification adjustment				(380)		(380)

Comprehensive income						1,335
Dividends declared ($0.136 per share)			(349)			(349)
Stock split (10%)	3		(3)			—
Cash paid for fractional shares			(7)			(7)
Shares issued (exercise of options)		109				109

Balance, June 30, 2002	$28	$11,686	$17,829	$(3,257)	$(3,109)	$ 23,177

Disclosure of reclassification amount

Six months ended June 30 (in thousands)	2002	2001

Unrealized holding (loss) gain arising during the period, net of income tax (benefit) expense of ($98) and $899, respectively	$(182)	$1,670
Less reclassification adjustment for net (gain) loss included in net income, net of income tax expense (benefit) of $102 and $(9), respectively	(198)	58

Net unrealized (loss) gain on securities	$(380)	$1,728

See accompanying notes to consolidated financial statements

Alliance Bancorp of New England, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Six months ended June 30,

(in thousands)	2002	2001

Operating Activities:
Net income	$1,715	$1,647
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	237	134
Depreciation and amortization	234	262
Net (gain) loss on securities and other assets	(303)	40
Loans originated for sale	(7,874)	(5,257)
Proceeds from loans sold	9,529	5,010
Increase (decrease) in other liabilities	1,778	(1,472)
Decrease in accrued interest income receivable	88	451
Increase in other assets	117	1,438

Net cash provided by operating activities	5,521	2,253
Investing Activities:
Securities available for sale:
Proceeds from repayments and maturities	6,015	350
Proceeds from sales of securities	11,462	2,791
Proceeds from calls	1,000	–
Purchases of securities	(16,349)	(7,423)
Securities held to maturity:
Proceeds from amortization and maturities	1,641	2,638
Proceeds from calls	1,000	–
Net increase in loans (other than held for sale)	(3,590)	(18,069)
Proceeds from the sale of premises and equipment	–	194
Purchases of premises and equipment	(45)	(162)

Net cash provided by (used in) investing activities	1,134	(19,681)
Financing Activities:
Net increase in interest-bearing deposits	27,040	5,757
Net increase in demand deposits	180	23,323
Principal repayments of FHLBB advances	(6,469)	–
Net decrease in other borrowings	(2,100)	(1,200)
Stock options exercised	109	–
Cash dividends paid	(356)	(349)

Net cash provided by financing activities	18,404	27,531

Net Change in Cash and Cash Equivalents	25,059	10,103
Cash and cash equivalents at beginning of the period	15,314	30,187

Cash and cash equivalents at end of the period	$40,373	$40,290

Supplemental Information On Cash Payments
Interest	$5,825	$6,717
Income taxes	1,200	1,200
Supplemental Information On Non-cash Transactions
Net loans transferred to foreclosed assets	–	206
Securities transferred to held to maturity	–	7,045
Securities transferred to available for sale	1,057	11,883

See accompanying notes to consolidated financial statements

Notes to Consolidated Financial Statements (unaudited)

Note 1. Basis of Presentation and Principles of Business and Consolidation

Principles of Business and Consolidation. Alliance Bancorp of New England, Inc. (“Alliance” or the “Company”) is a one bank holding company, chartered in Delaware. Alliance owns 100% of the stock of Tolland Bank (the “Bank”), a Connecticut chartered savings bank. Alliance also wholly owns Alliance Capital Trust I (“Trust I”) and Alliance Capital Trust II (“Trust II”). These Trusts have issued trust preferred securities which are included in borrowings in the consolidated balance sheets.

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

Stock Split. On April 23, 2002, the Company declared an eleven-for-ten common stock split effected as a 10.0% stock dividend which was distributed on May 21, 2002. The financial statements as of June 30, 2002 include the effects of this split, and all per share information has been retroactively adjusted to reflect the stock dividend for all periods in the statements. The stock dividend was recorded based on the $.01 par value of the common stock.

Note 2.   Securities

June 30, 2002 (in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Securities available for sale
U.S. Government and agency debt	$13,109	$27	$–	$13,136
U.S. Agency mortgage-backed debt	21,041	202	(17)	21,226
Trust preferred	19,927	461	(1,885)	18,503
Other corporate debt	18,676	440	(1,063)	18,053
Marketable equity	13,278	48	(1,921)	11,405
Non-marketable equity	2,580	–	–	2,580

Total available for sale	$88,611	$1,178	$(4,886)	$84,903

Securities held to maturity
U.S. Government and agency debt	$1,050	$53	$–	$1,103
U.S. Agency mortgage-backed debt	1,811	41	–	1,852
Other mortgage-backed debt	802	23	(8)	817
Other corporate debt	5,130	361	(316)	5,175

Total held to maturity	$8,793	$478	$(324)	$8,947

December 31, 2001 (in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Securities available for sale
U.S. Government and agency debt	$10,149	$55	$(99)	$10,105
U.S. Agency mortgage-backed debt	17,876	78	(120)	17,834
Trust preferred	24,526	390	(2,464)	22,452
Other corporate debt	22,047	212	(851)	21,408
Marketable equity	12,387	160	(953)	11,594
Non-marketable equity	2,580	–	–	2,580

Total available for sale	$$89,565	$895	$(4,487)	$85,973

Securities held to maturity
U.S. Government and agency debt	$2,063	$46	$(2)	$2,107
U.S. Agency mortgage-backed debt	2,747	53	–	2,800
Other mortgage-backed debt	1,518	32	–	1,550
Other corporate debt	6,069	56	(595)	5,530

Total held to maturity	$12,397	$187	$(597)	$11,987

During the first quarter, one corporate debt security with an amortized cost of $1.1 million was transferred to available for sale from held to maturity due to evidence of significant deterioration in the issuer’s credit worthiness. The transfer resulted in an additional unrealized loss of $206 thousand (net of income taxes of $143 thousand) which was recorded as an increase in the accumulated other comprehensive loss.

Note 3.   Nonperforming Loans

(in thousands)	June 30, 2002	December 31, 2001

Total nonaccruing loans	$2,832	$2,149
Accruing loans past due 90 days or more	–	–
Impaired loans:
Valuation allowance required	1,317	969
No valuation allowance required	2,688	3,238

Total impaired loans	$4,005	$4,207
Total valuation allowance on impaired loans	131	129
Commitments to lend additional funds to borrowers with impaired loans	–	–

Note 4.   Allowance for Loan Losses

(in thousands)	Six Months Ended June 30, 2002	Six Months Ended June 30, 2001

Balance at beginning of year	$3,700	$3,400
Charge-offs	(47)	(39)
Recoveries	35	55
Provision for loan losses	237	134

Balance at end of period	$3,925	$3,550

Note 5.   Recent Statements of Accounting Standards

In July 2001, the Financial Accounting Standards Board (“FASB”) issued statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed at least annually for impairment. Impairment losses would be charged to earnings when they occur. SFAS No. 142 requires that intangible assets other than goodwill (such as core deposit intangibles) continue to be amortized to expense over their estimated useful lives. Alliance adopted SFAS No. 142 on January 1, 2002. Alliance had intangible assets of $57,000 at December 31, 2001 of which $8,000 of intangible mortgage servicing rights will continue to amortize and $49,000 of goodwill, which under SFAS 142, will not be amortized.

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Earlier adoption is permitted. The Company does not expect that the adoption of this statement will have a material impact on its consolidated financial statements.

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

In April 2002, the FASB issued SFAS No 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, which updates, clarifies and simplifies several existing accounting pronouncements. SFAS No. 4 required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Other provisions of SFAS No. 145 are not pertinent to the Company’s operations. SFAS No. 145 is effective for financial statements issued on or after May 15, 2002 except that the provisions related to SFAS No. 4 and No. 64 are effective for fiscal years beginning after May 15, 2002. Early adoption is encouraged. The adoption of this statement has not and is not expected to have a material impact on its consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires that a liability be recognized for these costs only when incurred, while existing practice calls for recognition of a liability when an entity commits to an exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002 and is not expected to have a material impact on the Company’s consolidated financial statements.

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

SUMMARY

Alliance reported 5% earnings growth for the second quarter of 2002. Net income totaled $865 thousand ($.32 per share), compared to $821 thousand ($.31 per share) a year earlier. Earnings grew by 4% for the first half of the year. Net income totaled $1.715 million ($.63 per share), compared to $1.647 million ($.63 per share) a year earlier.

Alliance retained the quarterly cash dividend at 7.5 cents per share, payable on August 20, 2002 to shareholders of record as of August 6, 2002. In May, 2002, Alliance completed a 10% stock split effected as a stock dividend. By retaining the cash dividend at 7.5 cents per share after the split, the Company has increased its cash dividend payout by 10%, beginning in August.

The increased dividend payout reflects the continued operating growth produced by Alliance. Quarter-end total assets exceeded $400 million for the first time due to ongoing deposit growth this year and last year. Alliance recently announced plans to open a new full service office in Enfield at the intersection of Hazard Avenue (Route 190) and Palomba Drive. Planned for a Spring 2003 opening, this office will serve the Company’s expanding customer base in this important town, adjacent to its existing Tolland County market. With new offices in South Windsor and Enfield, Tolland Bank will have a major presence along both interstate highways (I-84 and I-91) serving northeastern Connecticut.

Alliance was recently ranked among the 15 highest performers nationally in its peer group, based on profitability, growth, efficiency, and loan quality. This annual performance ranking was published by SNL Financial in its May, 2002 issue of Thrift Investor based on the 218 smaller public thrifts (excluding the 100 largest thrifts). Loan performance remained good, with no net chargeoffs in the most recent quarter and only $12 thousand in net chargeoffs for the first half of 2002. Despite the impact of low interest rates, return on equity remained above 15%, and Alliance was positioned to benefit from any future increase in interest rates. New account activity has been strong for the Company’s competitive home equity lines of credit and its time deposit account promotions.

Net interest income increased by $60 thousand (2%) in the second quarter and by $164 thousand (3%) in the first half, compared to the prior year. Net interest income growth reflected an 11% annualized growth rate in earning assets during the first six months of this year. Most asset growth was held in short term investments at quarter-end. Due primarily to the comparatively lower yield on short term investments, the net interest margin declined to 3.37% in the most recent quarter from 3.63% in the fourth quarter of 2001. For the first six months of 2002, the net interest margin was 3.52%, compared to 3.84% in the same period of the prior year.

Service charges and other income increased by $118 thousand (27%) and by $282 thousand (37%) in the second quarter and first six months of 2002 compared to 2001. Income increased in all major loan and deposit fee income categories due to higher volume, together with higher bank owned life insurance income. Net securities gains of $300 thousand were recorded in the first six months of 2002 due to sales of equity securities which were viewed as fully valued.

Non-interest expense increased by $356 thousand (17%) in the second quarter and by $605 thousand (14%) in the first half of 2002 compared to 2001. Compensation expense grew by 20% for the first six months, reflecting staff and salary increases, together with higher pension and benefits expense. Other expense increases were generally related to higher business volumes.

Total regular loans (excluding government guaranteed loans) increased at a 3% annualized rate during the most recent six months and total deposits increased at an 18% annualized rate. Deposit growth was recorded in all major categories, and was concentrated in short term municipal deposits, personal savings accounts, and time accounts reflecting promotions of medium term maturities. Average transactions accounts increased at a 10% annualized rate from the fourth quarter of 2001 to the second quarter of 2002, providing the additional benefit of these low cost funds.

Nonperforming assets totaled $2.8 million at June 30, 2002, measuring .70% of total assets. The loan loss allowance measured 1.70% of total regular loans and 139% of nonperforming loans at the end of the quarter, compared to 1.62% and 172% at year-end 2001, respectively. The higher allowance resulted in a $237 thousand first half loan loss provision, compared to $134 thousand in the first half of 2001.

Shareholders’ equity totaling $23.2 million at quarter-end measured 5.7% of total assets, which was unchanged from year-end 2001. Book value per share was $8.96 at quarter-end. Return on shareholders’ equity measured 15.4% during the second quarter and first half of 2002. The Company’s capital remained in excess of all regulatory requirements at June 30, 2002.

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

Net Interest Income: As noted above, growth in net interest income has been produced by balance sheet growth. Higher income in the first half of 2002 includes the benefit of loan growth booked in the second half of 2001. Quarterly net interest income peaked in the first quarter of 2002, and decreased by $125 thousand in the most recent quarter.

The net interest margin decreased to 3.37% in the most recent quarter, down substantially from the margin in the prior five quarters. Since the fourth quarter of 2001, the yield on earning assets has decreased by .58%, while the cost of funds has decreased by .41%. The interest rates on virtually all categories of interest bearing assets and deposits have decreased, reflecting the impact of securities sales, loan refinancings, rate adjustments, and competitive market conditions. Additionally, average short term investments were unusually high in the most recent quarter. Due to the steep yield curve, these investments earned a comparatively low 1.75% in the most recent quarter. At the end of 2001, the Company entered into contracts for the purchase of an additional $3 million of bank owned life insurance. This shifted income from net interest income to other non-interest income, reducing the net interest margin by about .05%.

At June 30, 2002, Alliance held $25 million in short term investments. The Company plans to reinvest the majority of these funds in government agency and mortgage-backed securities with fixed interest rates in the two to five year range, together with originations of “free refinance” loans which the Company offers, with fixed rates in the three to fifteen year range.

Provision for Loan Losses: The provision is made to maintain the allowance for loan losses at a level deemed adequate by management. The provision was little changed in the second quarter. For the first six months, the provision increased by $103 thousand primarily due to higher provisioning in the first quarter related mostly to growth in commercial loans and to an increase in the impairment reserve on one loan. Please see the later discussion on the Allowance for Loan Losses.

Non-Interest Income: Second quarter service charges and other income grew by $118 thousand (27%), and six month results increased by $282 thousand (37%), with increases in all major categories. These increases primarily resulted from higher volume across a range of loan and deposit services, and included $81 thousand of additional income from the above-mentioned life insurance contracts in the first six months. Net gains on the sale of securities were recorded in both the first and second quarters of 2002, providing $300 thousand in net securities gains for the first six months. These gains were primarily due to the sale of two utility common equity securities due to favorable market conditions for these securities.

Non-Interest Expense and Tax Expense: Non-interest expense increased by $356 thousand (17%) and by $605 thousand (14%) for the second quarter and year-to-date, respectively. More than 75% of this increase was in compensation and benefits; all other non-staff related expenses grew by 7% for the first six months due primarily to volume increases. Year-to-date salary expense grew by $337 thousand (18%), including 10% growth in full time equivalent staff (for the twelve months ended June 30, 2002), 4% merit related increases, and 5% growth due to changes in bonuses and salary deferrals. Staff growth has been primarily related to initiatives to improve sales and service. Year-to-date benefits expense increased by $126 thousand, including $75 thousand in higher pension related expenses primarily reflecting the effect of capital market conditions on the value of plan assets.

Comprehensive Income: Comprehensive income includes changes (after tax) in the market valuation of investment securities available for sale. Six month comprehensive income was $1.34 million in 2002, compared to $3.38 million in 2001. The net unrealized loss on securities increased in 2002 due primarily to the transfer of one security from held to maturity to available for sale. Please see the following discussion on investment securities.

FINANCIAL CONDITION

Cash and Cash Equivalents: Total cash and equivalents increased by $25 million in 2002 due to unusually high commercial, savings, and municipal short term deposit activity. These funds were held in short term investments during the second quarter in anticipation of higher interest rates. Due to a moderation in forecasts of higher interest rates, the Company established plans to invest the majority of these funds into higher yielding investments in the third quarter.

Investment Securities: Total investment securities increased by $7 million in the second quarter due to purchases of government agency and mortgage backed securities with fixed interest rates in the two to three year range. Investment securities decreased by $11 million during the previous quarter primarily due to sales of $9 million in securities, comprised mainly of longer maturity debt securities sold in order to reduce the average life of the portfolio. Alliance also purchased $3 million of utility common stocks during the first quarter. The fully taxable equivalent yield on investment securities was 6.81% in the second quarter, down from 7.29% in the fourth quarter of 2001 due to the sale of higher rate, longer term securities.

At June 30, 2002, the total net unrealized loss on available for sale securities (before tax) measured 4% of amortized cost, unchanged from year-end 2001. An improvement in the unrealized loss on debt securities was offset by an increase in the unrealized loss on equity securities due to stock market conditions. During the first quarter, one security with an amortized cost of $1.1 million and an unrealized loss of $351 thousand, as of March 31, 2002, was transferred from held to maturity to available for sale due to a decline in the issuer’s credit rating. This security was issued by an insurance company, which reported operating losses, exacerbated by claims related to World Trade Center attacks. At June 30, 2002, the Company owned seven securities with ratings/rankings below investment grade. The total net amortized cost of these securities was $5.6 million, with a net unrealized loss of $1.8 million, which was an improvement of $.2 million compared to year-end 2001. The individual unrealized losses ranged from 21% to 65% of amortized cost, which were judged to be temporary declines in value of debt securities which were expected to continue to perform in accordance with their terms.

Total Loans: Total loans decreased by $2 million in the second quarter, after increasing by $4 million in the first quarter. This was the first quarterly decrease in many quarters, resulting from commercial loan refinancings and a decline in loan originations due to lesser demand. Due to anticipated rate increases, Alliance sold a higher proportion of residential mortgage originations into the secondary market, and reduced purchases of government guaranteed loans. The yield on total loans decreased to 6.86% in the most recent quarter from 7.24% in the last quarter of 2001 due to the continuing effects of prime rate decreases in the previous quarter and to ongoing refinancings and rate resets. Average loans increased at a 3% annualized rate compared to the prior quarter and at an 8% annualized rate compared to the fourth quarter of 2001.

Nonperforming Assets: There were no foreclosed assets at June 30, 2002. Nonaccruing loans totaled $2.8 million, compared to $2.1 million at year-end 2001. Nonperforming assets were 0.70% of total assets at June 30, 2002. The increase in nonaccruing loans included $422 thousand in residential mortgages and a $259 thousand commercial mortgage. At June 30, 2002, nonaccruing loans included $0.8 million in residential mortgages, a $0.8 million current commercial mortgage, and a $0.6 million SBA guaranteed loan.

Allowance for Loan Losses: The allowance totaled $3.93 million (1.51% of total loans) at June 30, 2002, compared to $3.70 million (1.44% of total loans) at year-end 2001. During the quarter, gross chargeoffs were $10 thousand and gross recoveries were $20 thousand. The allowance measured 139% of nonaccruing loans at quarter-end.

Deposits and Borrowings: Total deposits increased by $6 million during the quarter and by $27 million (18% annualized) since year-end 2001. Most of this growth has been in savings and time deposits, with an additional $5 million of growth in money market deposits due to short term municipal balances. The $12 million increase in savings deposits represented unusual growth and was viewed by the Company as potentially related to conditions in the equity markets and was therefore potentially more susceptible to future outflow in response to changing market and interest rate conditions. The $8 million growth in time accounts was primarily due to promotions of time accounts with maturities in the two to five year range, as the Company raised funds in anticipation of higher interest rates and future loan bookings. Short term borrowings totaling $6.5 million at year-end 2001 were repaid from deposit funds.

The cost of interest bearing liabilities declined to 3.46% during the second quarter, from 3.87% in the fourth quarter of 2001, reflecting the ongoing benefit of time account repricings. The total average balance of deposits increased by 25% annualized in the second current quarter compared to the previous quarter, and by 16% annualized since the fourth quarter of 2001.

Interest Rate Sensitivity: The Company uses interest rate risk models to estimate earnings at risk and equity at risk, as further described in the 2001 annual report. The Company’s income and equity are expected to increase in a rising rate environment and to decrease in a decreasing rate environment, primarily due to its portfolio of prime based commercial and consumer loans. With interest rates at comparatively low levels and a steep current yield curve, the Company generally is cautious about the acquisition of net new long term fixed rate assets in order to control equity at risk in a rising rate environment.

The Company estimates that earnings at risk had increased due to the increase in the one year interest rate gap to an estimated 11% of earning assets at June 30, 2002. The Company estimates that its earnings at risk in a downward 2.00% interest rate environment measured 12%, exceeding the policy limit of 10%. Earnings were estimated to increase by 9% in the event of a 2.00% increase in interest rates. Throughout the second quarter, most forecasts followed by the Company projected interest rate increases. These forecasts were in the process of being adjusted downward at the end of the second quarter due to unanticipated economic weakness.

Equity at risk was estimated to be near or slightly above the 15% policy limit in a downward environment. Equity at risk in this environment had improved due to the sale of longer dated securities in the first quarter, but this improvement was offset by the growth in savings accounts deployed into short term investments. Interest rates were near forty year lows at June 30, 2002, and the potential for a further 2.00% decrease was highly unlikely. Interest sensitivity measures were expected to come back within policy limits in the third quarter based on plans for investments and loans.

Liquidity and Cash Flows: The Bank’s primary uses of funds have been the origination of new loans, purchases of investment securities, and the repayment of short term borrowings. The primary sources of funds were deposit growth and the liquidation of securities available for sale. Due to the strong deposit growth in 2002, sources of funds exceeded uses of funds, and short term investments therefore increased. These short term investments are the primary sources of liquidity for additional loan originations and investment purchases. Borrowings and time deposits are additional sources of liquidity, along with investment securities and government guaranteed loans. The newly announced Enfield office is expected to provide additional deposit funds in 2003. The Company’s primary source of funds is dividends received from the Bank, and its primary use of funds is dividends paid to shareholders and to trust preferred security holders.

Capital Resources: Shareholders’ equity increased by $1 million (5%) for the first six months of 2002 primarily due to retained earnings. Total equity was 5.7% of assets at June 30, 2002, which was unchanged from year-end 2001 due to the 11% annualized asset growth in 2002. At quarter-end, both Alliance and Tolland Bank continued to be capitalized in accordance with the “well capitalized” regulatory classification. Return on shareholders’ equity measured 15.4% during the second quarter and for the first six months of 2002. Excluding accumulated other comprehensive loss, return on equity measured 13.6% and 13.7%, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the discussion and analysis of quantitative and qualitative disclosures about market risk provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 6, 2002. See also the discussion of Interest Rate Sensitivity in Item 2 of this Form 10-Q.

PART II OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS The Company is not involved in any material legal proceedings other than ordinary routine litigation incidental to its business.

Item 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS None.

Item 5.	OTHER INFORMATION None.

Item 6	EXHIBITS AND REPORTS ON FORM 8-K
(a)	Reports on Form 8-K filed during the quarter ended June 30, 2002.
     On May 6, 2002, the Company filed a Form 8-K reporting, under Item 5, the declaration of a 10% stock split in the form of a stock dividend.
(b)	Exhibit index None.

Average Balance Sheets and Interest Rates – Fully Taxable Equivalent (FTE)

(dollars in thousands)	Average Balance		Rate (FTE Basis)

Quarters ended June 30	2002	2001	2002	2001

Residential mortgage loans	$62,657	$63,377	6.94%	7.48%
Commercial mortgage loans	88,677	70,932	7.77	8.55
Other commercial loans	39,140	47,901	6.27	8.27
Consumer loans	40,593	37,331	5.23	6.99
Government guaranteed loans	28,235	25,220	7.00	7.26

Total loans	259,302	244,761	6.86	7.85
Securities	91,776	83,040	6.81	7.87
Other earning assets	24,858	6,211	1.75	4.35

Total earning assets	375,936	334,012	6.51	7.79
Other assets	24,667	20,941

Total assets	$400,603	$354,953

NOW deposits	$37,140	$31,875	0.93%	1.78%
Money market deposits	41,428	38,974	1.95	3.79
Savings deposits	74,697	47,482	2.05	2.44
Time deposits	139,367	135,341	4.37	5.53

Total interest bearing deposits	292,632	253,672	3.00	4.21
Borrowings	48,500	45,522	6.26	6.32

Interest bearing liabilities	341,132	299,194	3.46	4.53
Other liabilities	36,941	35,875
Shareholder’s equity	22,530	19,884

Total liabilities and equity	$400,603	$354,953

Net Interest Spread			3.05%	3.26%
Net Interest Margin			3.37%	3.73%

(dollars in thousands)	Average Balance		Rate (FTE Basis)

Six months ended June 30	2002	2001	2002	2001

Residential mortgage loans	$62,241	$61,192	7.01%	7.59%
Commercial mortgage loans	88,202	67,755	7.86	8.54
Other commercial loans	38,984	49,406	6.61	8.85
Consumer loans	40,246	36,643	5.35	7.49
Government guaranteed loans	28,828	23,967	6.77	7.46

Total loans	258,501	238,963	6.96	8.06
Securities	92,922	84,286	6.85	7.93
Other earning assets	15,518	6,904	1.84	5.31

Total earning assets	366,941	330,153	6.71	7.97
Other assets	25,061	20,626

Total assets	$392,002	$350,779

NOW deposits	$36,086	$30,739	0.94%	1.78%
Money market deposits	41,782	39,467	2.11	4.08
Savings deposits	69,791	46,498	2.02	2.50
Time deposits	135,837	134,388	4.44	5.57

Total interest bearing deposits	283,496	251,092	3.06	4.30
Borrowings	49,663	45,586	6.17	6.25

Interest bearing liabilities	333,159	296,678	3.52	4.60
Other liabilities	36,311	35,025
Shareholder’s equity	22,532	19,076

Total liabilities and equity	$392,002	$350,779

Net Interest Spread			3.19%	3.37%
Net Interest Margin			3.52%	3.84%

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANCE BANCORP OF NEW ENGLAND, INC.

Date:	August 8, 2002	/s/ Joseph H. Rossi

Joseph H. Rossi
President/CEO

Date:	August 8, 2002	/s/ David H. Gonci

David H. Gonci
Senior Vice President/CFO