Form 10-Q
period 2002-09-30
ALLIANCE BANCORP OF NEW ENGLAND INC
filed 2002-11-14
CIK 1046002

Click here for Contents

FORM 10-Q

United States Securities and Exchange Commission
Washington, DC 20549
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2002
Commission File Number 001–13405

ALLIANCE BANCORP OF NEW ENGLAND, INC.

Incorporated in the State of Delaware
IRS Employer Identification Number 06–1495617
Address and Telephone:
     348 Hartford Turnpike, Vernon, Connecticut 06066, (860) 875–2500

Securities registered pursuant to Section 12(b) of the Act: Common Stock – $.01 par value, which is registered on the American Stock Exchange.

Alliance Bancorp of New England (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

As of November 8, 2002, Alliance Bancorp of New England had 2,589,333 shares of common stock outstanding.

Back to Contents

Alliance Bancorp of New England, Inc.
Consolidated Selected Financial Data (Unaudited)

	As of and for the three months ended September 30,				As of and for the nine months ended September 30,

	2002		2001		2002		2001

For the Period (in thousands)
Net interest income	$3,090		$2,974		$9,353		$9,073
Provision for loan losses	64		75		301		209
Service charges and other income	743		414		1,789		1,186
Net gain (loss) on securities and assets	8		7		311		(33)
Non-interest expense	2,570		2,224		7,489		6,546
Net income	$861		$821		$2,576		$2,468

Per Share (a)
Earnings - basic	$0.33		$0.32		$1.00		$0.96
Earnings - diluted	0.32		0.31		0.95		0.93
Dividends declared	0.07	5	0.06	8	0.21	1	0.20	5
Book value	9.16		8.48		9.16		8.48
Common stock price:
High	15.70		12.73		15.70		12.73
Low	12.94		10.73		12.94		7.61
Close	15.30		10.82		15.30		10.82

At Period End (in millions)
Total assets	$414.4		$374.6		$414.4		$374.6
Total loans	273.6		249.6		273.6		249.6
Other earning assets	116.2		102.5		116.2		102.5
Deposits	335.2		302.6		335.2		302.6
Borrowings	51.5		48.5		51.5		48.5
Shareholders’ equity	23.7		21.8		23.7		21.8

Operating Ratios (b)
Return on average equity	14.47%		15.16%		15.05%		16.59%
Return on average assets	0.83		0.89		0.87		0.93
Net interest margin	3.31		3.56		3.44		3.74
Equity % total assets (period end)	5.72		5.82		5.72		5.82
Dividend payout ratio	22.57		21.33		21.19		21.27

2002 Growth (c)
Net income	4.9%				4.4%
Regular loans	21.7				11.3
Deposits	5.5				14.0

(a) All per share data has been retroactively adjusted in all periods to reflect the 10% stock split effected in the form of a stock dividend distributed on May 21, 2002.

(b) Return and margin ratios are annualized based on average balances for the period. Net interest margin is fully taxable equivalent.

(c) Net income growth is compared to the same period in the preceding year. Loan and deposit growth is compared to the beginning of the period, annualized. Regular loans are total loans excluding government guaranteed loans.

Back to Contents

Alliance Bancorp of New England, Inc.
Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)	September 30, 2002	December 31, 2001

Assets
Cash and due from banks	$12,511	$12,723
Short-term investments	33,519	2,591

Total cash and cash equivalents	46,030	15,314

Securities available for sale (at fair value)	76,467	85,973

Securities held to maturity (fair value of $7,050 in 2002 and $11,987 in 2001)	6,254	12,397

Residential mortgage loans	73,092	63,037
Commercial mortgage loans	92,101	87,485
Other commercial loans	40,786	37,658
Consumer loans	41,355	39,849
Government guaranteed loans	26,311	29,595

Total loans	273,645	257,624
Less: Allowance for loan losses	(4,000)	(3,700)

Net loans	269,645	253,924

Premises and equipment, net	5,148	5,458
Accrued interest income receivable	2,289	2,812
Cash surrender value of life insurance	6,127	4,391
Other assets	2,402	4,296

Total assets	$414,362	$384,565

Liabilities and Shareholders’ Equity
Demand deposits	$39,881	$33,647
NOW deposits	35,072	36,400
Money market deposits	46,750	41,223
Savings deposits	74,589	60,182
Time deposits	138,864	131,906

Total deposits	335,156	303,358
Borrowings	51,500	57,069
Other liabilities	3,984	2,049

Total liabilities	390,640	362,476

Preferred stock, ($0.01 par value; 100,000 shares authorized, none issued)	—	—
Common stock, ($0.01 par value; authorized 4,000,000 shares; issued 2,789,932 in 2002 and 2,539,896 in 2001; outstanding 2,589,333 in 2002 and 2,339,297 in 2001)	28	25
Additional paid-in capital	11,709	11,577
Retained earnings	18,495	16,473
Accumulated other comprehensive loss, net	(3,401)	(2,877)
Treasury stock (200,599 shares)	(3,109)	(3,109)

Total shareholders’ equity	23,722	22,089

Total liabilities and shareholders’ equity	$414,362	$384,565

See accompanying notes to consolidated financial statements

Back to Contents

Alliance Bancorp of New England, Inc.
Consolidated Income Statements (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

(in thousands, except share data)	2002	2001	2002	2001

Interest Income
Loans	$4,439	$4,708	$13,403	$14,340
Debt securities	1,244	1,276	3,836	3,834
Dividends on equity securities	218	229	609	743
Short-term investments	119	144	251	310

Total interest and dividend income	6,020	6,357	18,099	19,227

Interest Expense
Deposits	2,144	2,624	6,440	7,982
Borrowings	786	759	2,306	2,172

Total interest expense	2,930	3,383	8,746	10,154

Net Interest Income	3,090	2,974	9,353	9,073
Provision For Loan Losses	64	75	301	209

Net interest income after provision for loan losses	3,026	2,899	9,052	8,864
Non-Interest Income
Service charges and other income	743	414	1,789	1,186
Net (loss) gain on securities	(111)	7	189	(42)
Net gain on assets	119	—	122	9

Total non-interest income	751	421	2,100	1,153
Non-Interest Expense
Compensation and benefits	1,434	1,207	4,186	3,496
Occupancy	183	180	519	520
Data processing services and equipment	307	294	927	860
Office and insurance	153	145	444	414
Purchased services	300	213	833	724
Other	193	185	580	532

Total non-interest expense	2,570	2,224	7,489	6,546

Income before income taxes	1,207	1,096	3,663	3,471
Income tax expense	346	275	1,087	1,003

Net Income	$861	$821	$2,576	$2,468

Per Share Data (a)
Basic earnings per share	$0.33	$0.32	$1.00	$0.96

Diluted earnings per share	$0.32	$0.31	$0.95	$0.93

Average basic shares outstanding	2,588,660	2,567,223	2,577,466	2,565,192
Average additional dilutive shares	141,379	109,673	128,538	76,608

Average diluted shares	2,730,039	2,676,896	2,706,004	2,641,800

(a) All per share data has been retroactively adjusted in all prior periods to reflect the 10% stock split effected in the form of a stock dividend distributed on May 21, 2002.

See accompanying notes to consolidated financial statements

Back to Contents

Alliance Bancorp of New England, Inc.
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

Nine Months ended September 30 (in thousands)	Common stock	Additional paid-In capital	Retained earnings	Accumulated other comprehensive (loss)	Treasury stock	Total

2001 Balance, December 31, 2000	$25	$11,516	$14,198	$(4,515)	$(3,109)	$18,115
Comprehensive income
Net income			2,468			2,468
Unrealized gain on securities, net of reclassification adjustment				1,699		1,699

Comprehensive income						4,167
Dividends declared ($0.205 per share)			(524)			(524)
Shares issued (exercise of options)		50				50

Balance, September 30, 2001	$25	$11,566	$16,142	$(2,816)	$(3,109)	$21,808

2002 Balance, December 31, 2001	$25	$11,577	$16,473	$(2,877)	$(3,109)	$22,089
Comprehensive income
Net income			2,576			2,576
Unrealized loss on securities, net of reclassification adjustment				(524)		(524)

Comprehensive income						2,052
Dividends declared ($0.211 per share)			(544)			(544)
Stock split	3		(3)			—
Cash paid for fractional shares			(7)			(7)
Shares issued (exercise of options)		132				132

Balance, September 30, 2002	$28	$11,709	$18,495	$(3,401)	$(3,109)	$23,722

Disclosure of reclassification amount

Nine months ended September 30 (in thousands)	2002	2001

Unrealized holding (loss) gain arising during the period net of income tax (benefit) expense of ($206) and $886, respectively	$(400)	$1,646
Less reclassification adjustment for net (gain) loss included in net income net of income tax expense (benefit) of $65 and ($11), respectively	(124)	53

Net unrealized (loss) gain on securities	$(524)	$1,699

See accompanying notes to consolidated financial statements

Back to Contents

Alliance Bancorp of New England, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30,

(in thousands)	2002	2001

Operating Activities:
Net income	$2,576	$2,468
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	301	209
Depreciation and amortization	523	385
Net (gain) loss on securities and other assets	(1,100)	33
Loans originated for sale	(14,925)	(7,016)
Proceeds from loans sold	13,723	7,477
Increase (decrease) in other liabilities	1,935	(1,155)
Decrease in accrued interest income receivable	523	230
Decrease in other assets	186	1,403

Net cash provided by operating activities	3,742	4,034
Investing Activities:
Securities available for sale:
Proceeds from repayments and maturities	10,315	358
Proceeds from sales of securities	27,270	5,178
Proceeds from calls	9,000	—
Purchases of securities	(33,979)	(14,934)
Securities held to maturity:
Proceeds from amortization and maturities	2,251	2,880
Proceeds from calls	1,000	2,005
Net increase in loans (other than held for sale)	(14,821)	(21,708)
Purchases of premises and equipment	(83)	(187)
Proceeds from the sale of premises and equipment	211	194

Net cash provided by (used in) investing activities	1,164	(26,214)
Financing Activities:
Net increase in interest-bearing deposits	25,564	19,851
Net increase in demand deposits	6,234	2,241
Proceeds from FHLBB advances	14,570	3,121
Principal repayments of FHLBB advances	(18,039)	(121)
Net decrease in other borrowings	(2,100)	(1,200)
Stock options exercised	132	50
Cash dividends paid	(551)	(524)

Net cash provided by financing activities	25,810	23,418

Net Increase in Cash and Cash Equivalents	30,810	1,238
Cash and cash equivalents at beginning of the period	15,314	30,187

Cash and cash equivalents at end of the period	$46,030	$31,425

Supplemental Information On Cash Payments
Interest	$8,750	$10,198
Income taxes	1,500	1,300

Supplemental Information On Non-cash Transactions
Net loans transferred to foreclosed assets	—	206
Securities transferred to held to maturity	—	7,045
Securities transferred to available for sale	3,166	11,883
Security writedowns	789	74

See accompanying notes to consolidated financial statements

Back to Contents

Notes to Consolidated Financial Statements (unaudited)

Note 1.     Basis of Presentation

Description of Business and Principles of Consolidation. Alliance Bancorp of New England, Inc. (“Alliance” or the “Company”) is a one bank holding company, chartered in Delaware. Alliance owns 100% of the stock of Tolland Bank (the “Bank”), a Connecticut chartered savings bank. Alliance also wholly owns Alliance Capital Trust I (“Trust I”) and Alliance Capital Trust II (“Trust II”). These Trusts have issued trust preferred securities which are included in borrowings in the consolidated balance sheets.

Tolland Bank provides consumer and commercial banking services from its nine offices located in and around Tolland County, Connecticut. Retail activities include branch deposit services, and home mortgage and consumer lending. Commercial activities include merchant deposit services, business cash management, construction mortgages, permanent mortgages, and working capital and equipment loans. Through third party relationships, the Bank also provides investment products, insurance products, and electronic payment services to retail and commercial customers. The Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). In 2001, the Bank established a new, wholly owned passive investment company, Tolland Investment Corporation (“TIC”), chartered in Connecticut to own and service real estate secured loans. Also as part of this reorganization, the pre–existing passive investment company was merged into the Bank in 2001. The Bank also wholly owns a Connecticut chartered corporation named Asset Recovery Systems, Inc. (“ARS”) which is a foreclosed asset liquidation subsidiary.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations accompany these financial statements. These consolidated interim financial statements and notes should be read in conjunction with the Company’s Annual Report on Form 10–K for the year ended December 31, 2001.

Significant Estimates. The Company is required to make certain estimates and assumptions in preparing its consolidated financial statements. The most significant estimates are those necessary in determining impaired loans and the allowance for loan losses; other–than–temporary declines in the fair value of securities; fair values in evaluating impairment of loans and debt securities and in determining accumulated other comprehensive income (loss); and the deferred tax asset valuation allowance. Factors affecting these estimates include national and local economic conditions, the level and trend of interest rates, real estate trends and values, securities market trends and values, and financial ratings methodologies.

Back to Contents

Note 2.     Securities

September 30, 2002 (in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Securities available for sale
U.S. Government and agency debt	$12,078	$146	$—	$12,224
U.S. Agency mortgage-backed debt	15,802	117	(13)	15,906
Trust preferred	14,218	578	(1,765)	13,031
Other corporate debt	19,679	1,165	(1,169)	19,675
Marketable equity	15,784	32	(2,765)	13,051
Non-marketable equity	2,580	—	—	2,580

Total available for sale	$80,141	$2,038	$(5,712)	$76,467

Securities held to maturity
U.S. Government and agency debt	$1,048	$67	$—	$1,115
U.S. Agency mortgage-backed debt	1,388	30	—	1,418
Other mortgage-backed debt	606	19	(8)	617
Other corporate debt	3,212	688	—	3,900

Total held to maturity	$6,254	$804	$(8)	$7,050

December 31, 2001 (in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Securities available for sale
U.S. Government and agency debt	$10,149	$55	$(99)	$10,105
U.S. Agency mortgage-backed debt	17,876	78	(120)	17,834
Trust preferred	24,526	390	(2,464)	22,452
Other corporate debt	22,047	212	(851)	21,408
Marketable equity	12,387	160	(953)	11,594
Non-marketable equity	2,580	—	—	2,580

Total available for sale	$89,565	$895	$(4,487)	$85,973

Securities held to maturity
U.S. Government and agency debt	$2,063	$46	$(2)	$2,107
U.S. Agency mortgage-backed debt	2,747	53	—	2,800
Other mortgage-backed debt	1,518	32	—	1,550
Other corporate debt	6,069	56	(595)	5,530

Total held to maturity	$12,397	$187	$(597)	$11,987

As of January 1, 2001, in implementing the provisions of SFAS No. 133, the Company redesignated securities from held to maturity to available for sale. Securities with an amortized cost totaling $11.88 million, net of a transfer adjustment of $1.57 million with a fair value totaling $11.59 million were transferred to available for sale from held to maturity. At the same time as this transfer, the Company also decided to transfer $7.05 million of available for sales securities to held to maturity; the net unrealized gain on these securities was $0.1 million.

During the first nine months of 2002, three securities with an amortized cost of $3.17 million and an unrealized loss of $1.16 million were transferred from held to maturity to available for sale due to declines in the issuers’ credit ratings.

Back to Contents

Note 3.     Nonperforming Loans

(in thousands)	September 30, 2002	December 31, 2001

Total nonaccruing loans	$3,249	$2,149
Accruing loans past due 90 days or more	—	—
Impaired loans:
Valuation allowance required	1,397	969
No valuation allowance required	2,987	3,238

Total impaired loans	$4,384	$4,207
Total valuation allowance on impaired loans	223	129
Commitments to lend additional funds to borrowers with impaired loans	—	—

Note 4.     Allowance for Loan Losses

	Nine Months Ended September 30,
(in thousands)	2002	2001

Balance at beginning of year	$3,700	$3,400
Charge-offs	(47)	(91)
Recoveries	46	97
Provision for loan losses	301	209

Balance at end of period	$4,000	$3,615

Note 5.     New Accounting Standards

In July 2001, the Financial Accounting Standards Board (“FASB”) issued statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets, which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed at least annually for impairment. Impairment losses would be charged to earnings when they occur. SFAS No. 142 requires that intangible assets other than goodwill (such as core deposit intangibles) continue to be amortized to expense over their estimated useful lives. Alliance adopted SFAS No. 142 on January 1, 2002. Alliance had intangible assets of $57,000 at December 31, 2001, representing $8,000 of mortgage servicing rights which will continue to be amortized and $49,000 of goodwill which under SFAS 142 will not be amortized.

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations,which addresses financial accounting and reporting for obligations associated with the retirement of tangible long–lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long–lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Earlier adoption is permitted. The Company does not expect that the adoption of this statement will have a material impact on its consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment and Disposal of Long–Lived Asset, which is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The provisions of this statement are to be applied prospectively. The adoption of this statement did not affect the Company’s consolidated financial statements.

In April 2002, the FASB issued SFAS No 145, Rescission of FASB statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, which updates, clarifies and simplifies several existing accounting pronouncements. SFAS No. 4 required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Other provisions of SFAS No. 145 are not pertinent to the Company’s operations. SFAS No. 145 is effective for financial statements issued on or after May 15, 2002 except that the provisions related to SFAS No. 4 and No. 64 are effective for fiscal years beginning after May 15, 2002. Early adoption is encouraged. The adoption of this statement has not and is not expected to have a material impact on its consolidated financial statements.

Back to Contents

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires that a liability be recognized for these costs only where incurred, while existing practice calls for recognition of a liability when an entity commits to an exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002, and is not expected to have a material impact on the Company’s consolidated financial statements.

In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9.” SFAS No. 147 eliminates the requirement to amortize an intangible asset represented by an excess of the fair value of liabilities assumed over the fair value of assets acquired in certain acquisitions of financial institutions. In addition, this statement amends SFAS No. 144 to include in its scope long–term customer–relationship intangible assets of financial institutions. The adoption of SFAS No. 147 is not expected to have a material impact on the Company’s financial statements.

ITEM 2.     MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

Special Note Regarding Forward–Looking Statements

This report contains certain “forward–looking statements”. These forward–looking statements, which are included in Management’s Discussion and Analysis, describe future plans or strategies and include the Company’s expectations of future financial results. The words “believe,” “expect,” “anticipate,” “estimate,” “project” and similar expressions identify forward–looking statements. The Company’s ability to predict results or the effect of future plans or strategies or qualitative or quantitative changes based on market risk exposure is inherently uncertain. Factors which could affect actual results include but are not limited to change in general market interest rates, general economic conditions, legislative/regulatory changes, fluctuations of interest rates, changes in the quality or composition of the Company’s loan and investment portfolios, deposit flows, competition, demand for financial services in the Company’s markets, and changes in the accounting principles, policies, and guidelines. These factors should be considered in evaluating the forward–looking statements, and undue reliance should not be placed on such statements.

Introduction

Alliance Bancorp of New England, Inc. (“Alliance” or the “Company”) is a Delaware corporation that was organized in 1997 as a holding company for Tolland Bank (the “Bank”), which is its principal asset. The Bank is a Connecticut chartered savings bank which was founded in 1841 and is headquartered in Vernon, as is Alliance. In 1986, Tolland Bank converted from mutual to stock form. The Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation. The Bank operates nine offices in and around Tolland County, Connecticut, and provides retail and commercial banking products and services in Tolland County and surrounding towns. Retail activities include branch deposit services, and home mortgage and consumer lending. Commercial activities include merchant deposit services, business cash management, construction mortgages, permanent mortgages, and working capital and equipment loans. Through third party relationships, the Bank also provides investment products, insurance products, and electronic payment services to retail and commercial customers.

Back to Contents

SUMMARY

Alliance reported 5% earnings growth for the third quarter of 2002. Net income totaled $861 thousand ($.32 per share), compared to $821 thousand ($.31 per share) a year earlier. Earnings grew by 4% for the first nine months of the year. Net income totaled $2.58 million ($.95 per share), compared to $2.47 million ($.93 per share) a year earlier.

All per share data has been retroactively adjusted in all periods to reflect the 10% stock split effected in the form of a stock dividend distributed on May 21, 2002.

Alliance retained the quarterly cash dividend at 7.5 cents per share, payable on November 19, 2002 to shareholders of record at the close of November 5, 2002. Alliance had announced a 10% stock split effected as a stock dividend in the second quarter. By retaining the cash dividend at 7.5 cents per share, Alliance has increased its dividend payout by 10% in the third quarter of 2002, compared to a year earlier.

Alliance achieved satisfying growth in business volume in the most recent quarter, despite the challenging economic environment. Total loans increased at a 22% annualized rate during the quarter. The consumer and residential mortgage pipeline grew to a record level by the end of the quarter, due to low interest rates and our competitive product offerings. Tolland Bank’s Equity Select Advantage home equity line of credit and its ‘no–fee’ mortgage refinancing loan experienced strong demand during the quarter. Total deposits increased at a 6% annualized rate during the third quarter, and grew at a 10% annualized rate year–to–date (excluding short term municipal accounts).

Alliance has a strategic emphasis on fee based services, and recorded a 79% increase in total service charge and other income during the quarter. Major new sources of income this year included commissions on insurance product sales and secondary market income on commercial loan originations. These initiatives bolstered earnings, and provided a 15% return on shareholders’ equity year-to-date. The price of the common stock of Alliance reached a new high of $15.70 per share during the quarter.

The quarter saw progress on Tolland Bank’s plans for its new Enfield office. Additionally, during the third quarter, the Bank sold excess land adjacent to its Coventry office; anticipated new commercial development there will add to the convenience and appeal of this attractive branch location.

Net interest income increased by $116 thousand (4%) in the third quarter and by $280 thousand (3%) in the first nine months, compared to the prior year. Net interest income growth reflected a 12% annualized growth rate in earning assets during the first nine months of this year. Most asset growth was held in short term investments at quarter–end, and was expected to be reinvested in loans and investment securities before year–end. The net interest margin has declined due primarily to the higher balance and lower yield on short term investments. The net interest margin declined to 3.31% in the most recent quarter from 3.56% in the same quarter of 2001. For the first nine months of 2002, the net interest margin was 3.44%, compared to 3.74% in the same period of the prior year.

Service charges and other income increased by $329 thousand (79%) and by $603 thousand (51%) in the third quarter and first nine months of 2002 compared to 2001. In addition to the new income sources commented on above, income increased in all major loan and deposit fee income categories due to higher volume, together with higher bank owned life insurance income. During the most recent quarter, net securities losses of $111 thousand were recorded, consisting of $877 thousand in losses (primarily on the writedown of two debt securities) and $766 thousand in gains on the sale of debt securities. For the year–to–date, net securities gains totaled $189 thousand and gains on assets totaled $122 thousand, due to the sale of land parcels in the most recent quarter.

Non–interest expense increased by $346 thousand (16%) for the third quarter and by $943 thousand (14%) for the first nine months of 2002 compared to 2001. The majority of expense growth was in compensation expense. Salary expense increased by 14% in the third quarter of 2002 compared to 2001, reflecting an 8% increase in the number of staff positions primarily in sales and lending related areas, together with a $93 thousand increase in commissions and incentives. Third quarter benefits expense increased by $81 thousand, due to higher pension and insurance related expenses.

Back to Contents

Nonaccruing loans totaled $3.2 million (.78% of assets) at quarter–end, compared to $2.1 million (.56% of assets) at the prior year–end. The loan loss provision increased by $92 thousand for the first nine months of the year due primarily to an increase in the reserve for impaired loans in the first quarter of this year. Net loan chargeoffs have been negligible for the year–to–date in 2002.

Shareholders’ equity totaling $23.7 million at quarter–end measured 5.7% of total assets, which was unchanged from year–end 2001. Book value per share was $9.16 at quarter–end. Return on shareholders’ equity measured 14.5% during the third quarter and 15.0% for the first nine months of 2002. The Company’s capital remained in excess of all regulatory requirements.

Alliance was one of the 15 highest performing companies among the 218 small public thrifts (excluding the 100 largest thrifts) in the annual performance ranking by SNL Financial in its May, 2002 issue of Thrift Investor.

Net Interest Income: Net interest income increased by $116 thousand (4%) in the third quarter and by $280 thousand (3%) in the first nine months, compared to the prior year. Growth in net interest income has been produced by balance sheet growth, offset in part by a lower net interest margin. Quarterly net interest income peaked in the first quarter of 2002, decreased by $125 thousand in the second quarter, and increased by $21 thousand in the third quarter.

Total earning assets were $390 million at September 30, 2002, a $31 million (12% annualized) increase compared to $359 million at year–end 2001. The total amount of the increase was held in short term investments. A $16 million increase in total loans was offset by a $16 million decrease in investment securities. The growth in earning assets was funded by a $32 million increase in deposits, including about $10 million in short term municipal balances. The Company plans to reinvest the majority of short term investments during the fourth quarter into government agency securities with fixed interest rates in the one to three year range, together with originations of “no fee” mortgage refinance loans which the Company offers, with fixed rates in the three to fifteen year range.

Most of the 25 basis point decrease in the third quarter net interest margin was explainable by the higher balance of short term investments (9 basis points impact on margin) and by the lower yield on short term investments (8 basis points impact). The remaining 8 basis point decrease was due to lower rates on loans and investment securities, with little reduction in borrowing costs. The net interest margin began to increase during the third quarter, due to new loan bookings and additional reductions in deposit interest rates, including savings and transactions accounts which are not normally viewed by the Company as interest sensitive. Changes in the net interest margin for the year-to-date were also impacted by these factors.

During the first nine months of 2002, short term treasury interest rates declined by about 15 basis points, while ten year rates declined by about 150 basis points (primarily in the third quarter). The Bank has an asset sensitive position for maturities under one year, which means that net interest income may decrease when interest rates fall, depending on a number of assumptions. Interest rate risk is further discussed in the later discussion on Interest Rate Sensitivity.

Provision for Loan Losses: The provision is made to maintain the allowance for loan losses at a level deemed adequate by management. The provision was little changed in the second quarter. For the first nine months, the provision increased by $92 thousand primarily due to higher provisioning in the first quarter related mostly to growth in commercial loans and to an increase in the impairment reserve on one loan. Please see the later discussion on the Allowance for Loan Losses.

Non–Interest Income: Service charges and other income increased by $329 thousand (79%) and by $603 thousand (51%) in the third quarter and first nine months of 2002 compared to 2001. These increases included higher volume across a range of loan and deposit services, and included $122 thousand of additional income from bank owned life insurance contracts in the first nine months. New sources of fee income for the first nine months included $108 thousand in commissions on the sale of insurance annuities, $114 thousand in increased commercial and residential mortgage secondary market income, and $75 thousand of other insurance commissions which are viewed as one–time revenues.

Back to Contents

During the first six months of 2002, net securities gains of $300 thousand were recorded, primarily due to the sale of two utility common equity securities due to favorable market conditions for these securities. During the most recent quarter, net securities losses of $111 thousand were recorded, consisting of $877 thousand in losses (primarily on the writedown of two debt securities) and $766 thousand in gains on the sale of debt securities. These gains and writedowns are discussed in the later section on Investment Securities. Also during the third quarter, the Company recorded a $122 thousand net gain on assets primarily due to the sale of two land parcels.

Non–Interest Expense and Tax Expense: Non–interest expense increased by $346 thousand (16%) for the third quarter and by $943 thousand (14%) for the first nine months of 2002 compared to 2001.

The majority of expense growth was in compensation expense, which increased by $227 thousand (19%) and $690 thousand (20%) for the third quarter and year–to–date. Salary expense increased by 14% and 17% in these periods. This reflected an 8% increase in the number of staff positions (primarily in sales and lending related areas), together with an increase in commissions and incentives. Benefits expense for the year–to–date increased by $206 thousand (37%), primarily due to higher pension and insurance related expenses. Pension costs have risen primarily due to lower capital markets returns, which led to increased retirement benefit costs.

All other non–compensation expense increased by a total of $253 thousand (8.3%) for the year–to–date. Major components of this increase were: a $107 thousand increase in problem assets expense due to higher levels of nonperforming loans; an $84 thousand increase in audit/director/shareholder expense due to tax work, real estate related transactions and increased corporate governance related costs; and a $53 thousand increase in advertising expense related to lending promotions. The effective income tax rate for the first nine months increased to 30% from 29% due to growth of regularly taxable interest and fee revenue. A decrease in dividends on equity securities was offset by higher income on bank owned life insurance policies; these two income sources have lower effective tax rates.

Comprehensive Income: Comprehensive income includes changes (after tax) in the market valuation of investment securities available for sale. Nine month comprehensive income was $2.05 million in 2002, compared to $4.17 million in 2001. The net unrealized loss on securities increased in 2002 due primarily to a decline in the value of the Company’s investment in utility common equity securities. Please see the following discussion on Investment Securities.

FINANCIAL CONDITION

Cash and Cash Equivalents: Total cash and equivalents increased by $31 million in 2002 due to unusually high commercial, savings, and municipal short term deposit activity. The Company had relied on the origination of loans and purchases of securities in the third quarter to reinvest excess cash. However, due to the $11 million net reduction in investment securities and additional deposit growth of $5 million in the third quarter, total cash and equivalents increased by $6 million during the third quarter. Excess cash was held in short term investments at the end of the quarter, and the Company expected to reinvest these amounts in 1–3 year securities and loan originations in the fourth quarter.

Investment Securities: As noted previously, total investment securities decreased by $11 million in the third quarter, due to $16 million in security sales and $8 million in security calls. The calls were mostly 1–3 year one time callable Federal Home Loan Bank securities which were reinvested into similar securities. The securities sold included about $7 million of corporate debt securities and $9 million of government agency and mortgage backed securities. The corporate debt securities sales produced $567 thousand in gains, while the agency produced a $133 thousand gain and the mortgage backed securities sales produced a $23 thousand loss. These sales contributed to the Company’s goal of reducing equity at risk in a rising rate environment.

Securities purchased during the third quarter totaled $16 million, consisting of a mix of callable Federal Home Loan Bank securities noted above, together with other government and agency securities in the 1–3 year range, along with mortgage–backed securities with interest rate maturities in the three year range. Additionally, the Company purchased $2.5 million in mutual funds consisting of securities similar to the above. The $1.9 million increase in other liabilities at September 30, 2002 represented two securities which were purchased but not yet settled.

Back to Contents

For the year–to–date, the net effect of securities transactions has primarily been a $14 million (28%) reduction in corporate debt securities, primarily trust preferred securities. The fully taxable equivalent yield on investment securities was 6.49% in the third quarter, down from 7.29% in the fourth quarter of 2001 due to the sale of higher rate, longer term securities, as well as lower rates on securities purchased this year. The average life of the debt securities portfolio measured 13.2 years at the end of the third quarter, down from 14.1 years at the prior year–end.

At quarter–end, the Company owned seven securities which had ratings/ranking below investment grade. These securities had a total amortized cost of $7.0 million and a net unrealized loss of $2.4 million. During the third quarter, two securities were added and two were removed from this group. The two that were added were a mutual insurance company downgraded due to higher reserving and an industrial company downgraded following a leveraged buyout. Both of these were existing securities which had originally been purchased with investment grade ratings, and were transferred from held to maturity to available for sale following their downgrades in the third quarter. The two securities which were removed from this group in the third quarter included one insurance company security which was written off following an announcement of plans for a debt restructuring, and a REIT security which was upgraded to investment grade. The writedowns in the third quarter totaling $789 thousand included the above insurance company security and a writedown on another insurance company security which was affected by higher casualty losses. The quarter–end individual unrealized losses ranged from 16% to 58% of amortized cost, which were judged to be temporary declines in value of debt securities which were expected to continue to perform in accordance with their terms.

At September 30, 2002, the net unrealized loss on total investment securities measured 3% of amortized cost, which was improved from 4% at year–end 2001. In addition to the securities noted above, the other main component of the unrealized loss was $2.2 million (21% of cost) due to lower market values of utility common equity securities reflecting market factors. Excluding these common stocks and the non–investment grade securities above, all other investment securities had a net unrealized gain measuring 2% of cost at September 30, 2002.

Total Loans: Total loans increased by $14 million in the third quarter, including $10 million of residential mortgages and $5 million of commercial mortgages and commercial loans. Residential mortgage growth included a $3 million increase in the balance of loans held for sale, together with growth in permanent mortgages including the Company’s popular “no fee” refinancing mortgage. Loan demand increased significantly in the third quarter due to a sharp decrease in long term interest rates to generational lows. Commercial loan demand also reflected continued strong residential construction activity, and other commercial development opportunities. Information published recently in local media showed that home price appreciation in towns with Tolland Bank branches compared favorably with averages for other capital area towns. This demonstrated the relative favorable real estate conditions in many of the Company's markets.

Total loans increased at a 22% annualized rate in the third quarter and at an 8% annualized rate for the year–to–date. Due to the low prevailing interest rates, the Company has sold most of its conforming fixed rate residential mortgage originations to the secondary market. Also, the Company has curtailed purchases of fixed rate government guaranteed loans. The yield on total loans decreased to 6.70% in the most recent quarter from 7.24% in the last quarter of 2001 due to the continuing effects of prime rate decreases in the previous quarter and to ongoing refinancings and rate resets.

Nonperforming Assets: There were no foreclosed assets at September 30, 2002. Nonaccruing loans totaled $3.2 million, compared to $2.1 million at year–end 2001. About half of this increase was in loans secured by 1–4 family residential properties, and about half of the increase was in other commercial real estate secured loans. Nonperforming assets were 0.78% of total assets at September 30, 2002. At that date, nonaccruing loans included $1.0 million in residential mortgages, a $0.8 million current commercial mortgage, a $0.6 million SBA guaranteed loan, and $0.8 million in all other nonaccruing loans.

Back to Contents

Allowance for Loan Losses: The allowance totaled $4.0 million (1.46% of total loans) at September 30, 2002, compared to $3.70 million (1.44% of total loans) at year–end 2001. For the year–to–date, gross loan chargeoffs have totaled $47 thousand and gross loan recoveries have totaled $46 thousand. The allowance measured 123% of nonaccruing loans at quarter–end.

Deposits and Borrowings: Total deposits increased by $5 million during the quarter and by $32 million (14% annualized) since year–end 2001. Most of this growth has been in savings and time deposits, with an additional $5 million of growth in money market deposits due to short term municipal balances. Money market account balances at quarter–end included about $8 million in short–term municipal balances which were expected to be withdrawn within 9 months. The $14 million increase in savings deposits represented unusual growth and was viewed by the Company as potentially related to conditions in the equity markets and was therefore potentially more susceptible to future outflow in response to changing market and interest rate conditions. The $7 million growth in time accounts was primarily due to promotions of time accounts with maturities in the two to five year range, as the Company raised funds in the first half of the year in anticipation of higher interest rates and future loan bookings. Short term borrowings totaling $6.5 million at year–end 2001 were repaid from deposit funds. The cost of interest bearing liabilities declined to 3.34% during the third quarter, from 3.87% in the fourth quarter of 2001, reflecting the ongoing benefit of time account repricings, together with selective reductions in other deposit account interest rates.

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

During the third quarter, the Company modified its interest rate risk modeling process. The Company estimated that about $20 million of $75 million in total savings account balances may be related to stock market conditions and could be short term in nature if stock market or other capital market conditions change. Accordingly, this amount was classified as under one year. Additionally, due to the low interest rate conditions, the Company limited its analysis of a falling rate scenario to 150 basis points, rather than 200 basis points.

At September 30, 2002, the Company estimated that its one year interest rate gap was about $38 million, or about 10% of total earning assets. The Company expected the one year gap to decline to $20 million (5% of earning assets) in October due to the reinvestment of short term investments into loans and investment securities. Measures of earnings at risk and equity at risk were expected to be within policy limits as of that date, with the 150 basis point limitation and a 15% decrease in equity in a downward environment.

Since year–end 2001, total assets have grown about $30 million. Cash and equivalents have increased by $31 million, funded by $32 million of deposit growth, most of which is modeled as under one year in rate sensitivity. The one year gap increased from 3% to 10% of earning assets due primarily to higher anticipated loan prepayments due to low interest rates, together with a lengthening of time deposit maturities due to promotions of 2–5 year time accounts in the first half of the year when the Company anticipated that rates would be rising. The gap is expected to decrease to 5% of earning assets in October. The Company expects that its income at risk will have increased to near its 10% policy guideline. Similarly, equity at risk will also have increased within guidelines. The uncertainty of the modeling process has increased due to capital markets conditions.

Liquidity and Cash Flows: The Bank’s primary uses of funds have been the origination of new loans, purchases of investment securities, and the repayment of short term borrowings. The primary sources of funds were deposit growth and the liquidation of securities available for sale. Due to the strong deposit growth in 2002, sources of funds exceeded uses of funds, and short term investments therefore increased. These short term investments were the primary sources of liquidity for additional loan originations and investment purchases. Borrowings and time deposits were additional sources of liquidity, along with investment securities and government guaranteed loans. The newly announced Enfield office is expected to provide additional deposit funds in 2003. The Company’s primary source of funds is dividends received from the Bank, and its primary use of funds is dividends paid to shareholders and to trust preferred security holders.

Back to Contents

Capital Resources: Shareholders’ equity increased by $1.6 million (7%) for the first nine months of 2002 primarily due to retained earnings. Total equity was 5.7% of assets at September 30, 2002, which was unchanged from year–end 2001. At quarter–end, both Alliance and Tolland Bank continued to be capitalized in accordance with the “well capitalized” regulatory classification. Return on shareholders’ equity measured 14.5% and 15.0% during the third quarter and for the first nine months of 2002, respectively. Excluding accumulated other comprehensive loss, return on equity measured 12.7% and 13.2%, respectively.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See discussion and analysis of quantitative and qualitative disclosures about market risk provided in the Company’s Annual Report on Form 10–K for the year ended December 31, 2001 filed April 2, 2002. See also the discussion of Interest Rate Sensitivity in Item 2 of this Form 10–Q.

ITEM 4.     CONTROLS AND PROCEDURES

Based on their evaluation as of a date within 90 days of the filing of this Form 10–Q, the Company’s Chief Executive Officer, Joseph H. Rossi, and Chief Financial Officer, David H. Gonci, have concluded the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

PART II   OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

From time to time, the Company and the Bank are parties to, or otherwise involved in legal proceedings arising in the normal course of our business. We do not believe that there is any pending or threatened proceeding against the Company or the Bank which, if determined adversely, would have a material effect on our business, results of operations or financial condition.

Item 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS
None.
Item 3.	DEFAULTS UPON SENIOR SECURITIES
None.
Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
Item 5.	OTHER INFORMATION
None.
Item 6.	EXHIBITS AND REPORTS ON FORM 8–K

(a) Exhibit index
None.

(b) Reports on Form 8–K filed during the quarter ended September 30, 2002.
i. On July 31, 2002, the Company filed a Form 8–K reporting, under Item 5, the announcement of an agreement to purchase property in Enfield, Connecticut for a new branch office of the subsidiary, Tolland Bank.
ii. On August 14, 2002, the Company filed a Form 8–K reporting, under Item 9, certifications pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

Back to Contents

Average Balance Sheets and Interest Rates – Fully Taxable Equivalent (FTE)

(dollars in thousands)	Average Balance		Rate (FTE Basis)

Quarters ended September 30	2002	2001	2002	2001

Residential mortgage loans	$66,600	$62,771	6.71%	7.29%
Commercial mortgage loans	90,868	77,066	7.65	8.55
Other commercial loans	38,696	41,310	6.49	7.81
Consumer loans	41,088	38,350	4.99	6.41
Government guaranteed loans	26,845	27,213	6.44	7.05

Total loans	264,097	246,710	6.70	7.61
Securities	96,033	83,235	6.49	7.65
Other earning assets	25,894	16,703	1.82	3.69

Total earning assets	386,024	346,648	6.32	7.43
Other assets	23,921	20,884

Total assets	$409,945	$367,532

NOW deposits	$35,105	$32,393	0.91%	1.64%
Money market deposits	49,800	42,446	2.02	3.39
Savings deposits	72,535	50,738	1.92	2.41
Time deposits	139,597	136,943	4.15	5.27

Total interest bearing deposits	297,037	262,520	2.86	3.97
Borrowings	50,674	48,338	6.16	6.23

Interest bearing liabilities	347,711	310,858	3.34	4.32
Other liabilities	36,652	33,005
Shareholder’s equity	25,582	23,669

Total liabilities and equity	$409,945	$367,532

Net Interest Spread			2.98%	3.11%
Net Interest Margin			3.31%	3.56%

(dollars in thousands)	Average Balance		Rate (FTE Basis)

Nine months ended September 30	2002	2001	2002	2001

Residential mortgage loans	$63,710	$61,724	6.90%	7.49%
Commercial mortgage loans	89,100	70,893	7.79	8.54
Other commercial loans	38,887	46,678	6.57	8.54
Consumer loans	40,530	37,218	5.23	7.12
Government guaranteed loans	28,160	25,060	6.66	7.31

Total loans	260,387	241,573	6.87	7.93
Securities	89,091	83,932	7.05	7.79
Other earning assets	19,015	10,207	1.77	4.42

Total earning assets	368,493	335,712	6.58	7.78
Other assets	29,586	20,713

Total assets	$398,079	$356,425

NOW deposits	$35,755	$31,296	0.93%	1.73%
Money market deposits	44,484	40,471	2.07	3.83
Savings deposits	70,716	47,927	1.99	2.47
Time deposits	137,104	135,249	4.34	5.47

Total interest bearing deposits	288,059	254,943	2.99	4.19
Borrowings	50,004	46,514	6.17	6.24

Interest bearing liabilities	338,063	301,457	3.46	4.50
Other liabilities	34,672	32,047
Shareholder’s equity	25,344	22,921

Total liabilities and equity	$398,079	$356,425

Net Interest Spread			3.12%	3.28%
Net Interest Margin			3.44%	3.74%

Back to Contents

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANCE BANCORP OF NEW ENGLAND, INC

Dated: November 12, 2002	By: /s/ Joseph H. Rossi Joseph H. Rossi President/CEO

Dated: November 12, 2002	By:/s/ David H. Gonci David H. Gonci Senior Vice President/CFO

Back to Contents

Form 10–Q Certification

I, Joseph H. Rossi, certify that:

1. I have reviewed this quarterly report on Form 10–Q of Alliance Bancorp of New England, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–14 and 15d–14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 12, 2002	/s/ Joseph H. Ross Joseph H. Rossi President/CEO

Back to Contents

Form 10–Q Certification

I, David H. Gonci, certify that:

1. I have reviewed this quarterly report on Form 10–Q of Alliance Bancorp of New England, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–14 and 15d–14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 12, 2002	/s/ David H. Gonci David H. Gonci Senior Vice President/CFO