Form 10-K
period 2002-12-31
ALLIANCE BANCORP OF NEW ENGLAND INC
filed 2003-03-31
CIK 1046002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10–K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001–13405

ALLIANCE BANCORP OF NEW ENGLAND, INC.
(Exact name of registrant as specified in its charter)

Delaware	06-1495617

(State of incorporation)	(I.R.S. Employer Identification No.)

348 Hartford Turnpike, Vernon, Connecticut	06066

(Address of principal executive offices)	(Zip Code)

(860) 875–2500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Common Stock – $.01 par value

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

YES	NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S–K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10–K or any amendment to this Form 10K.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b–2 of the Act).

YES	NO

The aggregate market value of the voting stock held by non–affiliates of the registrant as of June 30, 2002 was $29,499,939, based on the closing price of $13.77 as quoted by American Stock Exchange.

The number of shares of the registrant’s Common Stock outstanding as of February 28, 2003 was 2,667,506 shares.

DOCUMENTS INCORPORATED BY REFERENCE:      None.

Back to Contents

FORM 10–K TABLE OF CONTENTS

Back to Contents

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain “forward-looking statements.” These forward-looking statements, which are included principally in Management’s Discussion and Analysis, describe future plans or strategies and include the Company’s expectations of future financial results. The words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “project” and similar expressions identify forward-looking statements. The Company’s ability to predict results or the effect of future plans or strategies or qualitative or quantitative changes based on market risk exposure is inherently uncertain. Factors which could affect actual results include but are not limited to changes in general market interest rates, general economic conditions, legislative/regulatory/tax changes, fluctuations of interest rates, changes in the quality or composition of the Company’s loan and investment portfolios, deposit flows, competition, demand for financial services in the Company’s markets, and changes in accounting principles. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

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

The Bank operates nine offices in and around Tolland County, Connecticut, and provides retail and commercial banking products and services in Tolland County and surrounding towns. The Bank is planning to open a tenth office in Enfield, Connecticut in the second half of 2003. Retail activities include branch deposit services, and home mortgage and consumer lending. Commercial activities include merchant deposit services, business cash management, construction mortgages, permanent mortgages, and working capital and equipment loans. Through third party relationships, the Bank also provides investment products, insurance products, and electronic payment services to retail and commercial customers.

At December 31, 2002, Alliance had total deposits of $331 million, total loans of $278 million, and total assets of $415 million. There are no material concentrations of loans or deposits with one customer or a group of related customers. Real estate related assets comprise a substantial portion of total assets, including residential mortgages, commercial mortgages, commercial loans, and home equity loans. Loans to commercial entities organized to hold real estate are a significant component of commercial mortgages. Corporate investment securities industry concentrations are limited by policy to 6% of assets excluding government and agency securities. The largest concentration was to insurance companies, totaling $16 million.

Market Area. The Bank’s market area is centered in Tolland County, Connecticut, a suburban and rural area east of Hartford. The Bank operates nine offices and its wider market area extends throughout much of northeastern and central Connecticut. Much of the market is part of the Greater Hartford metropolitan area. The Bank’s South Windsor office is in Hartford County, together with the new Enfield office planned for 2003.

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

Most of the Bank’s residential mortgage originations are underwritten to secondary market standards, and many are sold on a non-recourse, servicing released basis. Loans held for sale consists principally of newly originated residential mortgages scheduled for delivery to investors. Consumer loans primarily consist of home equity lines and loans and are normally secured by second mortgages. These loans are subject to the same general underwriting standards as residential mortgage loans, with modified documentation requirements, and the Bank retains ownership and servicing of all home equity lines and loans that it originates. Consumer loan originations include “Fee Free Refi” first mortgages which are processed similarly to other consumer loans, but are included with residential mortgages in the consolidated financial statements.

Commercial mortgages are primarily first mortgage loans on a variety of commercial properties including retail, office, light manufacturing, and recreation. Commercial mortgages normally amortize over 15–20 years and typically mature in 10 years. Commercial mortgages are normally guaranteed by the principals. Other commercial loans include commercial and industrial loans, and real estate secured term loans, as well as subdivision development and construction loans. The majority of commercial mortgages are priced at a spread over the five year Federal Home Loan Bank borrowing rate. The Bank’s underwriting policy generally requires minimum annual debt service coverage of 125% and a maximum loan to value of 75%. The Company originates commercial mortgages throughout Connecticut.

Back to Contents

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

Total real estate secured loans were $249 million at year-end 2002 (94% of total loans and loans held for sale other than purchased government guaranteed loans). The Bank conducts an overall review of real estate market trends periodically, and real estate lending activities are governed by real estate lending and appraisal policies. New construction has primarily been active in certain residential markets.

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

Deposits and Other Sources of Funds. The Bank’s major source of funds is deposits, along with borrowings, principal payments on loans and securities, and maturities of investments. Deposit growth has been achieved through opening new offices and through growth in existing offices. Borrowings are generally used to fund long-term assets and short-term liquidity requirements. The Bank is a member of the Federal Home Loan Bank of Boston (“FHLBB”) and may borrow from the FHLBB subject to certain limitations. The Bank also has available informal arrangements for federal funds purchases and reverse repurchase agreements, and is also eligible for short-term borrowings from the Federal Reserve Bank of Boston.

Competition. The Company’s market area is highly competitive with a wide range of financial institutions. Competitors include national, regional and local institutions. Factors affecting competition include the consolidation of bank competitors, expansion of non-bank competitors, expansion of secondary markets for bank products, and the growth of internet banking. Conversions of mutual banks to stock ownership have also affected local competition. The Bank competes through pricing, product development, focused marketing, and providing more convenience through technology and business hours. The Bank strives to provide the personal service advantage of a community bank and to take advantage of potential market changes following mergers and consolidations by the large regional banks. The Bank has expanded its offerings of third party financial products to both the consumer and commercial markets.

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

Employees. As of year-end 2002, the Company had 109 full-time equivalent employees. None of the employees are represented by a collective bargaining group, and Management considers relations with its employees to be good.

Regulation and Supervision. The Company and the Bank are heavily regulated. As a bank holding company, Alliance is supervised by the Board of Governors of the Federal Reserve System (“FRB”) and it is also subject to the jurisdiction of the Connecticut Department of Banking. As a Connecticut-chartered savings bank, the Bank is subject to regulation and supervision by the Connecticut Department of Banking and by the FDIC. Changes to laws and regulations can affect the Company’s operating environment in substantial and unpredictable ways.

Back to Contents

The FDIC insures the Bank’s deposit accounts to the $100,000 maximum per separately insured account. The Bank is subject to regulation, examination, and supervision by the FDIC and to reporting requirements of the FDIC. The FDIC and the FRB have adopted requirements setting minimum standards for capital adequacy and imposing minimum leverage capital ratios. The Company and Bank exceeded all applicable requirements at December 31, 2002. Connecticut statutes and regulations govern, among other things, investment powers, lending powers, deposit activities, maintenance of surplus and reserve accounts, the distribution of earnings, the payments of dividends, issuance of capital stock, branching, acquisitions and mergers and consolidations. Connecticut banks that do not operate in accordance with the regulations, policies and directives of the Banking Commissioner may be subject to sanctions for noncompliance. The Commissioner may, under certain circumstances, suspend or remove officers or directors who have violated the law, conducted the Bank’s business in a manner which is unsafe, unsound or contrary to the depositor’s interest, or been negligent in the performance of their duties.

In 1999, Congress enacted the Financial Modernization Act, which fundamentally removes barriers between banking, insurance and securities brokerage which have existed since the Glass Stegall Act in the 1930’s. There is increased consolidation in these industries among national competitors. At the community bank level, banks have already been combining the distribution of these products through joint ventures and acquisitions of insurance agencies.

Sarbanes-Oxley Act of 2002

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002, (“Act”). The stated goals of the Act are to increased corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

The Act is the most far-reaching U.S. securities legislation enacted in some time. It generally applies to all companies, both U.S. and non–U.S., that file or are required to file periodic reports with the SEC under the Securities Exchange Act of 1934 (“Exchange Act”). Given the extensive SEC role in implementing rules relating to many of the Act’s new requirements, the final scope of these requirements remains to be determined.

The Act includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC and the Comptroller General. The Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

ITEM 2.    PROPERTIES

The premises of Alliance are located in Connecticut as follows (see Note 5, “Premises and Equipment, Net,” and Note 12, “Commitments and Contingencies” in Item 8 for additional information about the Company’s premises):

			Year Lease
Location - Town (Street)		Owned/Leased/Rent	Expires

•	Tolland - (215 Merrow Road)	Leased	2023
•	Vernon - (348 Hartford Turnpike)	Owned
•	Vernon - (62 Hyde Avenue)	Owned
•	Coventry - (Routes 31 and 44)	Owned
•	Ellington - (287 Somers Road)	Owned
•	Stafford Springs - (34 West Stafford Road)	Leased	2005
•	Willington - (Routes 74 and 32)	Leased	2005
•	Hebron - (31 Main Street)	Leased	2003
•	South Windsor - (1665 Ellington Road)	Owned

ITEM 3.    LEGAL PROCEEDINGS

The Company is not involved in any material legal proceedings other than routine litigation incidental to its business.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Back to Contents

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company’s common stock is listed on the American Stock Exchange (AMEX) under the symbol “ANE.” A total of 966,020 shares of the Company’s stock, or 36% of year-end outstanding shares, were traded on AMEX in 2002. As of February 28, 2003, the Company had 447 holders of record of its common stock. This does not reflect the number of persons or entities who hold their stock in nominee or “street” name. The closing sale price of the stock on February 28, 2003 was $19.00. Dividends declared and paid in 2002 and 2001 totaled $0.286 and $0.273 per share, respectively. Dividends are subject to the restrictions of applicable regulations. See Note 9, “Shareholders’ Equity,” in Item 8 for additional information. See also the information contained in Item 6.

The following table presents quarterly information on the range of high and low prices for the past two years, together with dividends declared per share. All per share data has been adjusted to reflect the eleven-for-ten stock split effected in the form of a 10% stock dividend distributed on May 21, 2002.

Quarter Ended	High	Low	Dividends Declared Per Share

December 31, 2002	$20.20	$14.40	$0.075
September 30, 2002	15.70	12.94	0.075
June 30, 2002	15.45	12.55	0.068
March 31, 2002	13.19	10.68	0.068
December 31, 2001	10.95	9.41	0.068
September 30, 2001	12.73	10.73	0.068
June 30, 2001	11.59	8.18	0.068
March 31, 2001	8.53	7.61	0.068

Equity Compensation Plan Information

The following table presents securities authorized for issuance under equity compensation plans, as of December 31, 2002.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	427,256	$13.04	31,198
Equity compensation plans not approved by security holders	—	—	—

Total	427,256	$13.04	31,198

In addition to the equity compensation plan information, see also Item 11 - Stock Option Income Deferral Plan and Directors’ Deferred Compensation Plan.

Back to Contents

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

December 31	2002		2001		2000		1999	1998

For the Year (in thousands)
Net interest income	$12,548		$12,211		$11,892		$10,346	$9,028
Provision for loan losses	348		325		335		237	179
Service charges and other income	2,603		1,685		1,482		1,535	1,243
Net gain (loss) on securities & other assets	251		(467)		36		190	1,193
Non-interest expense	10,153		8,932		8,621		7,808	7,364
Net income	3,458		2,975		3,220		2,922	2,558

Per Share
Net income - basic	$1.33		$1.16		$1.26		$1.16	$0.97
Net income - diluted	1.26		1.12		1.24		1.12	0.94
Dividends declared	0.28	6	0.27	3	0.25	0	0.209	0.15	5
Book value	9.58		8.58		7.06		5.65	7.22
Common stock price (close)	20.15		10.91		8.18		8.07	10.68

At Year-End (in millions)
Total assets	$414.5		$384.6		$348.2		$306.9	$283.6
Total loans	278.3		254.6		228.3		191.6	184.7
Other earning assets	109.6		104.0		95.9		85.0	87.4
Deposits	330.8		303.4		280.5		251.4	240.0
Borrowings	54.5		57.1		46.7		39.6	23.6
Shareholders’ equity	25.6		22.1		18.1		14.3	18.2

Operating Ratios
Return on average equity	14.86%		14.80%		20.66%		17.68%	14.24%
Return on average assets	0.86		0.82		0.97		0.99	1.02
Net interest margin (fully taxable equivalent)	3.42		3.71		4.02		3.88	4.02
Efficiency ratio	65.28		62.27		61.88		62.83	67.54
Equity % total assets (period end)	6.16		5.74		5.20		4.67	6.42
Dividend payout ratio	21.40		23.52		19.84		18.08	15.46

Loan Related Ratios
Net charge-offs/average regular loans	–%		0.01%		0.06%		0.05%	0.07%
Loan loss allowance/regular loans	1.60		1.62		1.65		1.82	1.89
Nonperforming assets/total assets	0.59		0.56		0.32		0.41	0.23

Growth
Net income	16%		(8)%		10%		14%	27%
Regular loans	12		9		18		9	22
Deposits	9		8		12		5	8

Notes:
(1)	All share and per share data for prior periods has been adjusted to reflect the eleven-for-ten stock split effected in the form of a 10% stock dividend distributed in May 2002.
(2)	The efficiency ratio is non-interest expense divided by the sum of net interest income (fully taxable equivalent) and service charges and other income.
(3)	Regular loans are total loans excluding government guaranteed loans.

Back to Contents

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Alliance Bancorp of New England, Inc. (“Alliance” or the “Company”) is the holding company for Tolland Bank (the “Bank”). The consolidated financial statements and related notes should be read in conjunction with this discussion. All references to changes in fiscal year 2002 in this discussion are compared to fiscal year 2001 unless otherwise specified, and all references to changes at December 31, 2002 are compared to December 31, 2001 unless otherwise specified. All share and per share data for prior periods has been adjusted to reflect the eleven-for-ten stock split effected in the form of a 10% stock dividend distributed on May 21, 2002.

DISCUSSION OF CRITICAL ACCOUNTING POLICIES

The most material estimates made by Management in preparing the Company’s consolidated financial statements are summarized in Note 1 to the consolidated financial statements which should be read in conjunction with this discussion and analysis. Further discussion of the two most critical accounting estimates and their impact on the consolidated financial statements is as follows:

Loan Loss Allowance

The allowance for loan losses is based on Management’s assessment of both short and long term risk factors. Loan loss experience has been cyclical since 1990, with earlier periods of relatively high credit losses followed by much lower levels of losses in recent years. The adequacy of the allowance for loan losses is sensitive to the assessment of impaired loans and their related reserves which, in turn, is linked to the level, trend, and collateral protection of commercial substandard loans. Commercial real estate collateral values and collateral liquidity can decline quickly, particularly if accompanied by rising interest rates from current very low levels. Banking industry loan performance in general has been very strong for several years, and consensus economic forecasts do not predict destabilizing factors. However, such factors could nonetheless emerge under more adverse conditions, with a negative effect on the adequacy of the Company’s loan loss allowance.

Securities Impairment

Alliance has a portfolio of corporate debt and equity securities, all of which were purchased under investment grade guidelines. Corporate credit ratings and interest spreads have deteriorated at a nearly record rate due to factors including corporate governance issues, the impact of terrorist attacks in 2001, and the end of the decade of unprecedented economic growth in the nineties. The Company’s portfolio includes several insurance company securities, and many large and traditionally strong insurers have repeatedly announced unexpected reserve increases and other reductions to surplus. The portfolio also includes utility company common stocks. The market index for these stocks declined by about 26% in 2002, after performing satisfactorily for several years. The unrealized losses on the Company’s securities in these sectors are viewed as temporary, but continued unfavorable developments could change Management’s view and result in future writedowns.

2002 SUMMARY

Alliance reported record earnings of $3.5 million in 2002, representing a 16% increase over earnings of $3.0 million in 2001. On a diluted basis, earnings per share were $1.26 in 2002, compared to $1.12 in the prior year. Alliance earned a 15% return on shareholders’ equity in 2002, matching the return in the prior year. Results for 2002 included a net securities gain of $158 thousand compared to a net securities loss of $476 thousand in 2001. For the year 2002, cash dividends declared totaled $.286 per share, an increase of 5% over the year 2001.

Highlights of the Company’s performance in 2002 included:

•	Strong loan and deposit growth offset shrinking margins due to low interest rates.

•	Service charges and other income rose by 54%, including insurance/investment services, mortgage banking, deposit services, merchant processing, and electronic banking income.

•	Alliance was one of the 15 highest performing companies among the 218 small public thrifts in the annual performance ranking by SNL Financial in its May, 2002 issue of Thrift Investor.

•	Tolland Bank has an 18% share of Tolland County bank deposits, with the highest internally generated market share growth among the three market leaders over the past five years. The Town of Tolland had the leading home price appreciation among 29 capital area towns over this period, with the next 3 leading towns also being in or adjacent to the Bank’s primary market.

•	In 2002, Alliance again continued to achieve its objective of returning at least 15% on shareholders’ equity. This occurred despite the difficulties of the economic environment and falling interest rates. Its commitment to growth produced a 16% increase in net profit and an 11% combined increase in loans and deposits. Loan quality remained strong, as no net loan charge-offs or foreclosed assets were recorded for the year.

•	In addition to meeting its net income target and paying its regular dividend, Alliance provided an eleven-for-ten stock split effected in the form of a 10% stock dividend. The Company announced in December that it had retained the investment banking services of Friedman Billings Ramsey for a comprehensive review of strategies and plans to further enhance shareholder value, and the Company also announced that the 2003 Annual Meeting will be delayed to allow the Company to focus on this important process.

Back to Contents

RESULTS OF OPERATIONS– 2002 VERSUS 2001

Earnings Summary

Net income was a record $3.5 million in 2002, representing a 16% increase over net income of $3.0 million in 2001. On a diluted basis, earnings per share were $1.26 in 2002, compared to $1.12 in the prior year. Alliance earned a 15% return on shareholders’ equity in 2002, matching the return in the prior year.

The return on average assets increased to 0.86% in 2002, compared to 0.82% in the prior year. This increase was achieved despite a 0.29% decrease in the net interest margin due to the low interest rates experienced in 2002. The return on assets benefited from a net securities gain in 2002, compared to a net loss in 2001.

The efficiency ratio increased to 65% in 2002 from 62% in the prior year (this is the ratio of non-interest expense to the sum of taxable equivalent net interest income plus service charges and other income). Alliance continues to target long run improvement in the efficiency ratio based on a combination of all three of the major components of this ratio. The increase in 2002 was due to the tightening of the net interest margin, which produced a 4% increase in the efficiency ratio.

In 2002, Alliance recorded $1.61 million in securities gains and $1.45 million in securities losses for a net gain of $158 thousand. The gains on securities resulted from sales of securities consistent with the Company’s long-term strategy of reducing the portfolio’s long duration corporate debt securities in favor of locally originated loans with shorter expected average lives. The losses in 2002 were related to two insurance company debt securities which were written down to fair value. Alliance also recorded net gains of $93 thousand on the sale of land in 2002.

Net interest income increased by $337 thousand (3%) in 2002. Total average earning assets increased by $37 million (11%), but this increase was mostly offset by a .29% decline in the net interest margin from 3.71% in 2001 to 3.42% in 2002. The net interest margin measured 3.37% in the fourth quarter of 2002. The yield on earning assets declined by 1.15% in 2002, reflecting the impact of falling rates as well as higher levels of overnight investments in 2002. The cost of interest bearing liabilities declined by a lesser 0.98%.

At the end of the year, Alliance maintained an asset sensitive one year interest rate gap which is expected to benefit interest income should interest rate increase as widely projected for 2003.

Service charges and other income increased by $918 thousand (54%) in 2002. This income totaled a record $2.60 million, representing 0.65% of average assets and 17% of revenues. Sources of growth in 2002 included deposit account income ($133 thousand); residential and commercial loan secondary market income ($170 thousand); annuity commissions ($114 thousand); and bank-owned life insurance income ($171 thousand). Alliance has a strategic emphasis on fee based services, which expand the product offerings which are available to the customer base and also reduce the sensitivity of total income to changes in interest margins.

The loan loss provision increased by $23 thousand for the year. As noted, there were no net loan chargeoffs in 2002, and negligible net loan chargeoffs were reported in 2001.

Non-interest expense increased by $1.22 million (14%) in 2002, primarily due to increased compensation related expense ($974 thousand). Other major expense increases included a $150 thousand increase in legal expenses for corporate and shareholder related matters and a $170 thousand increase in legal expenses related to loan collections and recoveries. All other total overhead was held flat, consistent with Management’s objectives.

Back to Contents

Net Interest Income – Fully Taxable Equivalent Basis (FTE)

Years ended December 31	2002		2001		2000

	Average

(dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate

Residential mortgage loans	$68,873	6.67%	$61,938	7.43%	$56,875	7.62%
Commercial mortgage loans	90,176	7.71	73,208	8.47	61,661	8.83
Other commercial loans	39,007	6.49	45,349	8.17	39,768	9.12
Consumer loans	40,505	5.12	37,704	6.80	33,874	7.97
Government guaranteed loans	27,656	6.72	26,179	7.10	17,350	7.44

Total loans	266,217	6.76	244,378	7.75	209,528	8.30
Securities	94,514	6.41	86,394	7.65	80,953	8.22
Short-term investments	17,447	1.73	10,285	3.61	19,567	5.93

Total earning assets	378,178	6.45	341,057	7.60	310,048	8.13
Other assets	24,417		20,384		20,898

Total assets	$402,595		$361,441		$330,946

NOW deposits	$36,082	0.86	$31,677	1.57	$28,174	1.78
Money market deposits	45,145	1.98	41,073	3.48	36,179	4.46
Savings deposits	71,980	1.82	49,907	2.42	45,402	2.52
Time deposits	137,014	4.25	135,501	5.29	126,654	5.38

Total interest bearing deposits	290,221	2.87	258,158	3.99	236,409	4.26
Borrowings and trust preferred securities	51,061	6.12	47,491	6.20	44,081	6.10

Total interest bearing liabilities	341,282	3.36	305,649	4.34	280,490	4.55
Demand deposits	33,784		30,862		28,736
Other liabilities	4,258		4,836		6,134
Shareholders’ equity	23,271		20,094		15,586

Total liabilities and shareholders’ equity	$402,595		$361,441		$330,946

Net Interest Spread		3.09%		3.26%		3.58%
Net Interest Margin		3.42%		3.71%		4.02%

Note: The average balance of loans includes loans held for sale (which were not material), nonaccruing loans and deferred fees and costs. Also, the balance and yield on all securities is based on amortized cost and not on fair value.

Years ended December 31 Net Interest Income FTE (in thousands)	2002	2001	2000

Interest income	$24,007	$25,466	$24,651
Tax-equivalent adjustment	401	449	558
Interest expense	(11,459)	(13,255)	(12,759)

Net interest income (FTE)	$12,949	$12,660	$12,450

Note: The tax-equivalent adjustment presents earnings on tax-advantaged securities on a basis equivalent to yields on fully-taxable securities. A tax rate of 40% was used to compute the adjustment for each year presented.

The $337 thousand (3%) increase in net interest income was due to growth of $38 million (11%) in average earning assets. This was partially offset by the negative effect of tighter margins. Net interest income of $12.5 million in 2002 was a record amount, and fourth quarter net interest income of $3.2 million was the highest quarter on record. Strong growth of loans and deposits was the primary basis for the increase in net interest income in 2002.

The increase in FTE basis net interest income consisted of a $903 thousand volume variance, reduced by a ($614) thousand rate variance. Interest rates continued to decline in 2002, falling to forty year lows, and also producing a less steeply inclined yield curve. The Company’s sensitivity to changes in interest rates is discussed further in the Interest Rate Risk section of Management’s Discussion and Analysis.

The growth in average earning assets reflected growth in all major categories, including $20 million (9%) growth in average regular loans. Asset growth was funded primarily by deposit growth, with average total deposits increasing by $32 million (12%). Deposit growth was also recorded in all major categories, including $22 million (44%) growth in average savings deposits. Importantly deposits grew while interest expense for deposits decreased.

This combination of strong loan and deposit growth was favorable for the Company, allowing it to add higher yielding assets funded with lower cost funds, and improving market share in the Company’s central/eastern Connecticut market. This represents the third consecutive year of strong loan and deposit growth. The results were supported by the Company’s emphasis on sales and marketing programs, together with the benefit of account growth originated in recently opened branches, and overall growth and expansion of the Bank’s markets. Additionally, the market for bank loans and deposits has benefited from capital market conditions. Unusually low interest rates have boosted loan demand, while declining stock prices have contributed to reintermedition of savings into the safety of insured bank deposits.

Back to Contents

Investment activities contributed to the lower net interest margin in 2002. The Company shifted its emphasis to securities with lower average lives and increased the proportion of government agency and mortgage-backed securities. These strategies contributed to a reduction of interest rate risk and credit risk in the investment portfolio, while also resulting in a lower yield on the portfolio. Additionally, the Company had a higher balance of short-term investments during the year. Deposits swelled in the second quarter, but the surge in loan demand crested in the fourth quarter, resulting in a higher average balance of lower yielding short-term investments during the intervening period.

For the year, the yield on earning assets decreased to 6.45% from 7.60% in the prior year, declining to 6.11% in the fourth quarter. The cost of interest bearing liabilities decreased to 3.36% from 4.34% in the prior year, declining to 3.07% in the fourth quarter. Reflecting these changes, the net interest spread decreased to 3.09% from 3.26%, declining to 3.04% in the fourth quarter. Yields decreased in all major asset categories, reflecting the impact of declining rates in the last two years. Deposits were less sensitive to interest rates, and decreases in deposit costs were also restrained by the very low prevailing rates.

The 0.17% decrease in the net interest spread contributed to the 0.29% decrease in the net interest margin. The remaining 0.13% reduction primarily reflected the impact of overall lower asset yields on the $37 million of average earning assets funded by non-interest bearing funds sources. These assets increased by $2 million compared to the prior year. Average non-interest earning assets increased by $4 million (bank-owned life insurance and Federal Reserve Bank balances) which was more than offset by a $6 million increase in non-interest bearing funds sources (demand deposits and shareholders’ equity).

The net interest margin measured 3.67% in the first quarter of 2002, and then it declined to an average of 3.35% in the following three quarters, and was generally stable from quarter to quarter. Most of the decline in interest rates was in the second half of the year, with the prime interest rate decreasing by 0.5% in November and with the ten year Treasury note rate declining by about 1.23%. Fully taxable equivalent net interest income includes a $401 thousand tax equivalent adjustment, down from $449 thousand in the prior year due to a lower average dividend rate on equity securities.

Provision for Loan Losses

The provision for loan losses is a charge to earnings in an amount sufficient to maintain the allowance for loan losses at a level deemed adequate by the Company. The provision for loan losses in 2002 totaled $348 thousand, which was little changed from $325 thousand in 2001. The loan loss allowance increased to $4.05 million at year-end 2002, compared to $3.70 million at year-end 2001. Please see the later discussion on the allowance for loan losses, the section “Nonperforming Assets,” and the Summary of Significant Accounting Policies in Note 1 to the consolidated financial statements.

Non-Interest Income

Years ended December 31 (in thousands)	2002	2001	% Change

Loan related income	$755	$454	66%
Deposit account income	822	689	19
Increase in cash surrender value of life insurance	316	145	118
Miscellaneous income	710	397	79

Total service charges and other income	2,603	1,685	54
Gross gains on securities	1,611	244
Gross losses on securities	(1,453)	(720)

Net gains (losses) on securities	158	(476)
Gross gains on assets	148	11
Gross losses on assets	(55)	(2)

Net gains on assets	93	9

Total non-interest income	$2,854	$1,218	134%

Percentage change shown if meaningful

Service charges and other income totaled a record $2.6 million in 2002, increasing by $918 thousand (54%) for the year. The lowest interest rates in decades spurred demand for several fee-based revenue sources, including mortgage banking and annuity sales. Additionally, Alliance implemented several initiatives which contributed to this growth, including: (1) a restructured sales management program with new targets, incentives, training and monitoring; (2) new product offerings including insurance and investment products, commercial loan secondary marketing, and commercial internet banking; and (3) new vendor arrangements enhancing service offerings and revenues, including merchant processing and investment products.

The $301 thousand (66%) increase in loan related income was comprised primarily of $170 thousand in residential and commercial mortgage secondary market income and $122 thousand in commercial loan prepayment fees. Both of these sources benefited from the low interest rates in the second half of the year. Sales of residential mortgages totaled $24 million in 2002 compared to $11 million in the prior year. Deposit account income increased by $133 thousand (19%) due primarily to growth of $88 thousand in net overdraft fees, along with a $34 thousand (47%) increase in personal transaction account charges. The $171 thousand increase in cash surrender value of life insurance was due to the purchase of $3 million in additional bank-owned life insurance contracts at the end of 2001. The $313 thousand (79%) increase in other miscellaneous income included growth in various deposit related services (debit card and merchant processing), as well as $186 thousand in insurance sales related income, including $75 thousand of insurance commissions that are not expected to reoccur.

Back to Contents

The securities gains and losses in 2002 principally related to activities in the corporate securities portfolio. These activities are discussed in the Securities section of Management’s Discussion and Analysis. The $1.61 million in gains arose from sales of securities available for sale, while the $1.45 million in losses were primarily due to writedowns of corporate debt securities deemed to be other-than-temporarily impaired. These activities resulted in a net $158 thousand securities gain for 2002. In 2001, securities losses included $589 thousand in writedowns on securities deemed to be other-than-temporarily impaired. Other security gains and losses were generally recognized as a result of securities sales to shorten the life of the portfolio, as well as the sale of fully valued equity securities.

Net gains on assets totaled $93 thousand in 2002, compared to $9 thousand in the prior year. In 2002, Alliance recorded gross gains of $148 thousand on the sale of two parcels of excess land which had been owned for many years. One parcel is adjacent to a branch and is being independently developed into an attractive commercial retail property which will enhance the desirability of the Bank’s branch office location.

Non-Interest Expense

Total non-interest expense increased by $1.22 million (14%) in 2002. This increase was greater than the Company’s plan and was primarily related to staff expense incurred as sales efforts were bolstered and lending processes were very active in the second half of the year.

Total full time equivalent staff increased from 107 at the start of the year to 116 during the year, but declined to 109 at the end of the year. Total staff was 107 at year-end 2000, with the result that year-end staff increased by only 2% over the last two years while total year-end assets increased by 19% over this same period. Total assets per employee increased to $3.8 million at year-end 2002, continuing the long-term improvement in this efficiency measure.

Total compensation and benefits expense increased by $974 thousand (21%) in 2002. The three major components of this increase included salaries ($466 thousand), incentives ($238 thousand), and benefits ($277 thousand). The 11% salary increase reflected 6% average staff growth and 4% merit increases. As noted above, staff growth had been reduced to 2% as of year-end 2002. Incentive pay increased by 134% primarily due to higher commissions reflecting higher sales volumes and higher payout formulas. Benefits related costs increased by 35% including higher pension, insurance, and payroll tax expenses. The largest component of the increase was a $132 thousand increase in retirement plan expense due to higher current service costs and lower asset returns due to declining equity market values.

The other main contributor to higher expenses was legal expense, which increased by $322 thousand due to loan collections activities, and corporate and shareholder related matters. Excluding legal expense and compensation and benefits expense, all other non-interest expense decreased by 2% in 2002, reflecting ongoing expense controls managed by Alliance. The ratio of total non-interest expense to average total assets was 2.52% in 2002, up from 2.45% in 2001 but down from 2.58% in 2000.

Income Tax Expense

The effective income tax rate measured 29% in 2002. The Company operates a passive investment corporation for the purpose of servicing real estate related loans. Under State statutes, income in passive investment corporations and dividends to their parents are not subject to Connecticut Corporate Business Tax. Income tax expense also benefited from investments in marketable equity securities; dividends on these securities are substantially exempt from taxation. The effective tax rate increased by 0.75% in 2002 compared to 2001 due to a lower proportionate balance of equity investments, together with lower average yields on investments.

Comprehensive Income

In addition to net income recorded in the consolidated income statements, comprehensive income includes changes in unrealized gains and losses on securities available for sale, net of the associated income tax effect. In 2002, Alliance recorded comprehensive income of $2.99 million, compared to $4.61 million in 2001. The components of comprehensive income are detailed in the consolidated statements of changes in shareholders’ equity. The decrease in comprehensive income is primarily due to an unfavorable change in the unrealized loss on investment securities in 2002, after a favorable change in 2001.

FINANCIAL CONDITION – DECEMBER 31, 2002 VERSUS 2001

Balance Sheet Summary

Total assets increased to a year-end record total of $415 million in 2002, rising by $30 million (8%) from $385 million at the prior year-end. Asset growth was propelled by increases in regular loans, which increased by $28 million (12%) (regular loans exclude purchased government guaranteed loans). Loan increases were attributable to lower interest rates in the second half of the year, together with the popularity of Tolland Bank’s consumer loan products and active sales development efforts in both the consumer and commercial markets. Total investment securities decreased by $5 million. Securities sales totaled $36 million, consisting primarily of longer maturity corporate debt securities to shorten asset duration. Securities purchases were concentrated in 1-3 year government agencies, adjustable mortgage-backed securities, and AA rated corporate debt securities. The combined result of these balance sheet strategies was to reduce the percentage of long lived assets held by the Bank. Residential mortgages held for sale increased by $9 million in 2002 due to the high originations volume in the fourth quarter.

Back to Contents

The allowance for loan losses increased by $350 thousand to $4.05 million in 2002. The allowance measured 1.60% of total regular loans at year-end 2002 compared to 1.64% at the prior year-end, reflecting the higher proportion of lower risk residential mortgages in 2002. The allowance measured 166% of nonaccruing loans, which totaled $2.4 million at year-end 2002, compared to $2.1 million at the prior year-end. The ratio of nonaccruing loans/assets measured .59% of assets at year-end 2002, compared to .56% at the prior year-end. Alliance had no foreclosed assets at any time during 2002.

Total deposits increased in 2002 by $27 million (9%), with increases in all major categories. Most of the growth was in savings account balances, which grew by $17 million (29%). Average transaction account balances grew by $7 million (12%); these accounts include checking and NOW accounts. Both savings and transactions accounts represent lower cost funding sources, which helped offset lower loan rates, and represent relationships with customers closely tied to Tolland Bank’s growing branch system.

Shareholders’ equity totaled $25.6 million at December 31, 2002, increasing by 16% during the year, including the benefit of retained earnings and additional paid-in capital related to stock option exercises. The ratio of shareholders’ equity to total assets improved to 6.2% at year-end 2002, increasing from 5.7% at the prior year-end. This reflects the Company’s long term strategy of supporting internal growth and improving capital adequacy. The Company’s capital continued to exceed the requirement for the highest regulatory capital category of Well Capitalized.

Total book value per share increased to $9.58 at year-end 2002, an increase of 12% from $8.58 at the prior year-end. The quarterly dividend payout ratio measured 22% of earnings in the most recent quarter, reflecting the higher dividends after the stock split.

Cash and Cash Equivalents

While short-term investments were at nominal levels at the start and end of 2002, average short-term investments increased by $7 million (70%) to $17 million in 2002. A surge of deposit growth in the second and third quarters was followed by a surge of loan growth in the third and fourth quarters. Additionally, due to expectations that rates would rise in the second half of the year, short-term investments were preferred until it became clear that interest rate expectations were softening in the second half of the year. Short-term investments were generally held in agented federal funds, money market mutual funds, money market preferred stock, and Federal Home Loan Bank deposits. As previously noted, due to deposit growth, average reserve balances held with the Federal Reserve Bank increased by about $2 million. The yield on average short-term investments decreased sharply to 1.73% in 2002 from 3.61% in 2001 due to declining interest rates in both years.

Securities

Alliance invests in securities primarily to produce income, in conjunction with the loan portfolio. Investment securities also play a role in other aspects of asset/liability management, including liquidity, interest rate sensitivity, and capital adequacy. Alliance also purchases 100% U.S. Government guaranteed loans as an alternative to securities, based on market conditions.

In 2002, Alliance took advantage of strong demand and improved interest rate spreads in the home equity lending markets to channel deposit growth into loan growth and to reduce its investment portfolio. This was consistent with the Company’s long run approach to build the loan portfolio and reduce the reliance on investment securities as conditions allow. In 2002, in addition to reducing the size of the investment portfolio, Alliance restructured the portfolio with the objective of reducing credit and interest rate risk by selling longer duration corporate securities and purchasing primarily government agency and mortgage-backed securities.

At year-end 2002, the total amortized cost of investment securities was $97 million. Government, agency, and mortgage-backed securities totaled $42 million (43% of total cost), with $55 million (57%) in corporate debt and equity securities. In comparison, these respective totals were $34 million (34%) and $68 million (66%) at year-end 2001. The total amortized cost of the portfolio decreased by $5 million (5%) during the year. The $42 million in government and mortgage-related securities at December 31, 2002 were all AA or AAA securities.

The corporate securities portfolio at December 31, 2002 included $19 million of corporate bonds, $17 million of trust preferred securities, and $19 million of equity securities. The equity securities were mostly publicly traded shares of issuers with investment grade debt, consisting primarily of utility common stocks and financial institution preferred stocks. Of the bonds and trust preferred securities, $30 million were investment grade securities with an average credit rating of A and $6 million were non-investment grade securities which had investment grade ratings when purchased. The largest industry concentrations in the corporate securities portfolio included insurance companies ($17 million), banks ($11 million), electric utilities ($8 million), REITs ($5 million), and brokerage/finance ($5 million). The Company’s investment policy limits exposure to one issuer to $1.5 million.

Back to Contents

The $6 million of debt securities which were non-investment grade consisted primarily of five issues rated in the range of BB– to BB+ with a total unrealized loss of $2 million. These securities included $4 million in insurance company obligations and $2 million in industrial company obligations. Management assessed each of these unrealized losses and concluded that they were temporary in nature. These securities have performed, and are expected to continue to perform, in accordance with their terms. Management has no current plans to sell any of these securities, and the prices of these securities are expected to improve over time. During the year 2002, Alliance wrote off the $0.5 million balance of one security and wrote down another security by $0.8 million to a balance of $0.2 million based on Management’s assessment that they were impaired on an other-than-temporary basis.

The $3 million net unrealized loss on the overall securities portfolio measured 3% of amortized cost at year-end 2002, which was improved from 4% a year earlier due to the decline in interest rates, portfolio restructuring and the aforementioned writedowns. The net unrealized loss consisted mainly of the aforementioned unrealized loss on noninvestment grade securities and a $2 million net unrealized loss on equity securities. The loss on equity securities increased from $1 million at the prior year-end due primarily to a decline in the overall market for utility common stocks in the second half of the year. Management’s assessment was that this decline was temporary and the prices of these securities are expected to improve over time. Excluding the above securities, all other investment securities had a net unrealized gain at year-end 2002.

The securities portfolio is purchased for yield and most securities are held for long term income. Management anticipates that the securities portfolio will continue to contribute satisfactorily to the Company’s earnings and risk management objectives. Debt security values are determined by Management based in most cases on estimates provided by the Company’s securities accounting vendor, which is a large correspondent bank. However, proceeds realized in actual transactions may differ from the market value estimates.

Securities purchases totaled $55 million in 2002. All purchases were government, agency, and mortgage-backed securities except for $5 million in corporate debt and $4 million in corporate equity securities. All debt securities purchased had expected average lives under five years. Nearly all mortgage-backed securities purchased were adjustable rate mortgage securities with initial rate resets in 3-5 years. Mortgage-backed securities with interest rate extension risk at year-end 2002 totaled $7 million, compared to $20 million at the prior year-end. Securities sales totaled $36 million in 2002, consisting of corporate debt and equity securities, along with collateralized mortgage obligations.

While the total securities portfolio declined from year-end to year-end, the average balance of investment securities increased by $8 million (9%). The average taxable equivalent yield decreased to 6.41% in 2002 compared to 7.65% in 2001, due to the combined effects of the securities sales and purchases. The average repricing life of all debt securities excluding the trust preferred securities was 6 years at year-end 2002.

The Company’s policy is to classify newly purchased securities as available for sale unless deemed otherwise. There were no purchases of held to maturity securities in 2002. During the year, three securities with an amortized cost of $3 million and an unrealized loss of $1 million were transferred from held to maturity to available for sale due to declines in the issuers’ credit ratings. On January 1, 2001, Alliance adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities. Under the provisions of SFAS No. 133, the Company had a one-time opportunity to reclassify securities out of the held to maturity category. As permitted by this accounting standard, Alliance reclassified certain debt securities between held to maturity and available for sale, as is further described in Note 3 to the consolidated financial statements.

Lending Activities

December 31 (dollars in millions)	2002		2001		2000		1999		1998

Residential mortgages	$78.8	28.3%	$60.0	23.6%	$58.3	25.5%	$54.2	28.3%	$57.6	31.2%
Commercial mortgages	94.7	34.0	87.5	34.4	73.9	32.4	52.7	27.5	46.7	25.3
Other commercial loans	39.6	14.2	37.7	14.8	38.7	17.0	35.0	18.2	25.1	13.6
Consumer loans	39.4	14.2	39.8	15.5	35.6	15.6	33.8	17.7	32.5	17.6

Total regular loans	252.5	90.7	225.0	88.3	206.5	90.5	175.7	91.7	161.9	87.7
Government guaranteed loans	25.8	9.3	29.6	11.7	21.8	9.5	15.9	8.3	22.8	12.3

Total loans	$278.3	100.0%	$254.6	100.0%	$228.3	100.0%	$191.6	100.0%	$184.7	100.0%

Total regular loans increased by $28 million in 2002. This was the largest annual increase on record, and reflected in part the benefit of low interest rates, mitigated somewhat by the sluggish economy. The combined amount of loans originated totaled a record $120 million, representing a 29% increase over the prior year. This increase was primarily due to higher originations of residential mortgages, including Alliance’s “Fee Free Refinance” consumer mortgage loans. In accordance with its ongoing plan, Alliance sold most of its conforming residential mortgage loans, with loan sales reaching $24 million in 2002, compared to $11 million in the prior year. During the year, loan originations slowed in the first and second quarters, and then increased in the subsequent two quarters. At year-end 2002, commitments to originate new loans totaled $26 million, or twice the amount at the prior year-end, indicating the continuing strong demand. In accordance with the Company’s policy, those commitments which were rate locked and intended for sale were covered by specific forward sale commitments on a servicing released basis at prices exceeding the expected cost basis of those loans.

Back to Contents

Commercial loans originated and funded in 2002 totaled $39 million, compared to $40 million in 2001. Originations were primarily related to permanent commercial mortgages and subdivision development and construction loans. Total commercial mortgages and other commercial loans increased by $9 million in 2002. Year-end 2002 outstandings related to commercial construction and land development totaled $12 million, compared to $9 million at the prior year-end. Year-end 2002 multifamily loans were $13 million, unchanged from the prior year-end. All other loans secured by nonresidential real estate totaled $90 million at year-end 2002, compared to $84 million at the prior year-end.

Commercial loans in excess of $2 million outstanding at year-end 2002 totaled $39 million (29% of total commercial mortgages and other commercial loans). Among these loans were four industrial mortgages ($10 million), two hotels ($7 million), three office properties ($8 million), two hospitals ($4 million), an apartment property ($2 million), a subdivision developer ($3 million), an insurance broker ($3 million), and a golf course ($2 million). All of these loans were being paid in accordance with their terms at year-end. During 2002, Alliance introduced a new commercial mortgage secondary market program under which $1 million in loans were originated and sold without recourse to an independent investor. This program makes available new long term fixed rate financing options to qualifying customers, and revenues from these loan sales contributed to the increase in total secondary market income reported by Alliance in 2002.

Consumer loan demand continued to improve in 2002, primarily in the second half of the year. Demand benefited from improving real estate prices, lower interest rates, and the Company’s competitive product offerings. Residential mortgage originations rose to $47 million in 2002, compared to $29 million in 2001. Generally, fixed rate 15 and 30 year mortgages were originated for sale. Residential mortgages originated for sale totaled $32 million in 2002, compared to $13 million in the prior year. A total of $15 million in mortgages were originated for retention in the residential mortgage portfolio. Consumer home equity loans and line of credit originations also increased significantly to $34 million in 2002, compared to $24 million in the prior year. Consumer loan originations also benefited from the installation of a new origination system in 2002. Originations in 2002 included $17 million of “Fee Free Refi” loans which were booked in the residential mortgage portfolio. The combination of these home equity loans plus the conforming mortgages originated for portfolio produced the $19 million increase in the total residential mortgage portfolio. Additionally, the year-end balance of mortgages held for sale totaled $12 million in 2002, compared to $3 million at the prior year-end. Alliance had nonrecourse commitments to sell all loans held for sale and rate locked origination commitments intended for sale at both dates. Loan sales are made with servicing released on a flow basis primarily to one investor.

Throughout the year, Management limited the retention of long-term fixed rate loans to limit interest rate risk based on the anticipated future increase in long-term rates. While the mortgage portfolio increased, the total amount of all loans with repricing dates over fifteen years decreased to $20 million at year-end 2002 from $31 million at the prior year-end. Reflecting this emphasis, Alliance also refrained from any significant purchases of fixed rate government guaranteed loans in 2002, with the result that this portfolio decreased by $4 million to $26 million during 2002.

The average balance of total loans increased by $22 million (9%) in 2002. This reflects the higher volume of regular loans, which increased on average by $18 million (8%). The average yield on loans declined to 6.76% in 2002 from 7.75% in the prior year due to falling interest rates.

Nonperforming Assets

December 31 (in millions)	2002	2001	2000	1999	1998

Nonaccruing loans	$2.4	$2.1	$1.1	$1.2	$0.6
Foreclosed assets	—	—	—	0.1	0.1

Total nonperforming assets	$2.4	$2.1	$1.1	$1.3	$0.7

Nonperforming assets as a percentage of total assets	0.6%	0.6%	0.3%	0.4%	0.2%

Total nonperforming assets remained at a generally low level at year-end 2002, totaling $2.4 million, or 0.59% of total assets. There were no foreclosed properties at that date. Nonaccruing loans were comprised of residential mortgages (34%), SBA guaranteed loans (27%), and all other loans (39%). Loans delinquent 30-89 days totaled $3.4 million at year-end 2002, measuring 1.36% of total regular loans, reduced from 1.94% at the prior year-end. At year-end 2002, commercial classified loans with a potential to become nonperforming based on identified credit weaknesses totaled $7.1 million, compared to $7.0 million at the prior year-end. The total at December 31, 2002, included two loans totaling $4 million which were being paid in accordance with terms and were viewed as adequately protected by established repayment sources.

Back to Contents

Allowance for Loan Losses

Years ended December 31 (in thousands)	2002	2001	2000	1999	1998

Beginning balance	$3,700	$3,400	$3,200	$3,060	$3,000
Charge-offs:
Residential mortgage	(1)	(17)	(85)	(28)	(150)
Consumer	(51)	(20)	(22)	(114)	(200)
Commercial	(5)	(111)	(107)	(4)	(51)

Total Charge-offs	(57)	(148)	(214)	(146)	(401)

Recoveries:
Residential mortgage	15	62	22	—	1
Consumer	38	57	29	31	101
Commercial	6	4	28	18	180

Total Recoveries	59	123	79	49	282

Net Recoveries (Charge-offs)	2	(25)	(135)	(97)	(119)
Provision for losses	348	325	335	237	179

Ending balance	$4,050	$3,700	$3,400	$3,200	$3,060

Net charge-offs (recoveries) as a percentage of average loans by type:

Years ended December 31	2002	2001	2000	1999	1998

Residential mortgage	(0.01)%	(0.07)%	0.11%	0.05%	0.32%
Consumer	0.01	(0.10)	(0.02)	0.25	0.32
Commercial	—	0.09	0.08	(0.02)	(0.20)
Total	—	0.01	0.06	0.05	0.07
Allowance as a percentage of outstanding loans by type at year end:
Residential mortgage	0.90%	0.94%	0.90%	0.82%	0.58%
Consumer	0.83	0.91	0.91	1.33	1.31
Commercial	1.80	1.75	1.80	2.10	1.86
Subtotal (regular loans)	1.60	1.64	1.65	1.82	1.89
Government guaranteed loans	—	—	—	—	—
Total loans	1.46	1.44	1.49	1.67	1.66

The total allowance for loan losses increased to $4.05 million at year-end 2002, compared to $3.7 million a year earlier. For the last five years, net loan charge-offs and nonperforming loans have been at comparatively low levels. While the allowance has increased each year, the ratio of the allowance to regular loans has declined due to the improving composition of the portfolio. The methodology for the determination of the allowance for loan losses is described earlier as a critical accounting policy and in Note 1 to the consolidated financial statements.

The allowance for loan losses absorbs net loan charge-offs. Alliance recorded $2 thousand in net recoveries in 2002, compared to net charge-offs of $25 thousand in 2001. The allowance is augmented by the provision for loan losses, which totaled $348 thousand in 2002, compared to $325 thousand in 2001. There were no significant changes in the ratio of the allowance to the various loan pools in 2002. The ratio of the allowance to nonperforming loans decreased to 166% at year-end 2002, compared to 172% at year-end 2001.

The impaired loan allowance is included with the total commercial loan allowance in the accompanying tables. Total impaired loans were $1.8 million at year-end 2002, compared to $4.2 million at the prior year-end. The valuation allowance on impaired loans was $127 thousand and $129 thousand at year-end 2002 and 2001, respectively. The $3.0 million decrease in impaired loans was due to the reclassification of loans assessed as impaired in 2001 but which performed in accordance with terms in 2002 and were no longer assessed as impaired at year-end. Commercial loans newly delinquent for 90 days are evaluated for impairment. The trend of delinquencies and collateral coverage of those loans can affect the future level of the impaired loan allowance.

December 31 (dollars in thousands)	2002		2001		2000		1999		1998

Allowance for loan losses by type of loan:
Residential mortgage	$708	17.5%	$567	15.3%	$525	15.4%	$442	13.8%	$334	10.9%
Consumer	327	8.1	363	9.8	326	9.6	449	14.0	426	13.9
Commercial	2,423	59.8	2,186	59.1	2,021	59.4	1,842	57.6	1,340	43.9
Unallocated	592	14.6	584	15.8	528	15.6	467	14.6	960	31.3

Total	$4,050	100.0%	$3,700	100.0%	$3,400	100.0%	$3,200	100.0%	$3,060	100.0%

Cash Surrender Value of Life Insurance

The Company invests in bank–owned life insurance on directors and certain officers as part of its benefits program. These policies are issued on the general account of the insurance companies. At the end of 2001, the Company entered into purchase agreements for an additional $3.0 million of insurance. Of this amount, $1.5 million was included in Other assets at year–end 2001, pending completion of insurance documentation. The increase in cash surrender value of life insurance to $6.2 million in 2002 included the reclassification of this amount when documentation was completed, together with the benefit of accrued increases in the cash surrender value of policies.

Back to Contents

Deposits, Borrowings and Other Liabilities

December 31 (dollars in millions)	2002	2001	% change

Demand deposits	$35.6	$33.7	5.6%
NOW deposits	39.1	36.4	7.4
Money market deposits	44.0	41.2	6.8
Savings deposits	77.6	60.2	28.9
Time deposits < $100 thousand	109.5	105.3	4.0
Time deposits > $100 thousand	25.1	26.6	(5.6)

Total deposits	$330.9	$303.4	9.1%

Personal	$270.0	$245.0	10.2%
Non-personal	60.9	58.4	4.3

Total deposits	$330.9	$303.4	9.1%

The $27 million increase in total deposits was spread among most major categories of accounts and included growth in both the personal and non-personal components. Growth was concentrated in savings accounts, which increased by a record $17 million (29%). Total average deposits increased by 12% in 2002 while deposit interest expense decreased by 19%. Alliance’s deposit volume benefited from unsettled capital market conditions while deposit costs benefited from low interest rates. Deposit growth also included about $5 million of municipal money market balances which were held in relation to a construction program and which were expected to be drawn down in 2003.

During the first half of the year, the Company promoted medium-term time accounts in anticipation of future interest rate increases. After economic indicators softened in mid-year, the Company reduced the interest rate paid on all categories of deposits in conjunction with lower interest rates in bank deposit markets. Average costs also decreased in 2002 due to the unprecedented effects of the 4.75% decrease in short-term interest rates in 2001. In both years, the Company reduced rates paid on account types which are not normally viewed as interest rate sensitive. Time account demand generally favored shorter-term maturities due to the unwillingness of customers to lock in longer-term rates at a time when rates were at the lowest levels in four decades. Deposit demand in 2002 also benefited from an improved rate spread compared to money market mutual funds.

About $15 million of the deposit growth in 2002 represented deposits in the three new branches opened in recent years, which together grew by 33% during the year. These three offices contributed positively to earnings and increased their overall contribution to profitability. Deposits in the more established offices grew by $12 million (5%) in 2002. Total average deposit balances increased by $35 million (12%) in 2002, including 9% growth in average demand deposits and 14% growth in average NOW account balances. The average cost of interest bearing accounts decreased to 2.87% in 2002 compared to 3.99% in the prior year.

Alliance does not generally solicit higher rate jumbo deposits, and does not solicit wholesale deposits outside of its market area. In addition to its on-balance sheet deposit account offerings, Alliance also offers an agented third party commercial sweep money market fund product. At year-end 2002, sweep balances totaled $14 million. Sweep balances often measure up to 30% of the total funds provided by commercial customers.

During 2002, Alliance borrowed an additional $6 million in 3-7 year loans from the Federal Home Loan Bank of Boston (FHLBB) to fund commercial mortgage growth. Alliance repaid $9 million in short-term borrowings which had been outstanding at year-end 2001. FHLBB short-term advances averaged $633 thousand for the year and the use of other short-term borrowings averaged only $118 thousand in 2002 due to the high average balances of short-term investments. At year-end 2002, Alliance had $32.5 million in callable FHLBB advances, of which $17.5 million was callable at December 31, 2002. No callable borrowings were expected to be called based on market conditions existing at December 31, 2002, although this is subject to change depending on movements in market interest rates. During the year, Alliance used short-term FHLBB advances to supplement overnight liquidity as appropriate.

At year-end 2002, Other liabilities included a $2 million securities settlement liability on two security purchases pending settlement.

MARKET RISK

Interest Rate Risk

Market risk is the sensitivity of income and equity to changes in interest rates and other market driven rates or prices. The Company’s most significant form of market risk is interest rate risk, which is the sensitivity of income and of equity to fluctuations in interest rates. Alliance manages its assets and liabilities to maximize net interest income, while also giving consideration to interest rate risk, liquidity, credit risk, capital adequacy, customer demand, and other market factors. The Company’s main interest rate risk focus is to limit the risks related to rising interest rates. Actions taken to limit these risks contribute to the Company’s sensitivity to lower earnings in the event of declining interest rates and have reduced the interest spread. The unanticipated decrease in rates during the last two years to the lowest rates in decades has contributed to the decline in the net interest margin.

Alliance has an Asset/Liability Committee (ALCO) which meets weekly. ALCO sets interest rates and product prices, monitors the balance sheet, and establishes goals and strategies. On a monthly basis, the Board of Directors reviews key Asset/Liability ratios and ALCO minutes, and on a quarterly basis the Board reviews interest rate sensitivity analyses, related assumptions, and ALCO strategies. The Board also approves ALCO policies.

Back to Contents

Alliance uses a quarterly dynamic simulation model to measure interest rate risk. This model evaluates changes which might result from a 200 basis point rate shock. Income is modeled on a monthly basis over 24 months. Cash flows are discounted to measure the economic value of assets and liabilities, in order to measure equity at risk. Due to the very low interest rate environment, in 2002 Alliance changed its methodology to limit the downward rate shock to 150 basis points. The Company’s model normally assumes that rate shocks will not change the shape of the yield curve. With the short-term Treasury rate at 1.20% at year-end 2002, even a 150 basis point negative rate shock was viewed as improbable.

Model assumptions are made for each major category of interest bearing assets and liabilities regarding their index, margin, spread, optionality, repricing life, and growth. The base case model is based on the Company’s budget, and rate shocks are compared to this base case. Budgeted growth and asset quality is normally assumed to be insensitive to rate shocks within the range tested. Alliance evaluates movements in market interest rates and prices, peer group comparisons, and actual product behaviors. A review is performed quarterly to compare actual experience to expectations based on the model. The model is also an integral component of the Company’s budgeting and planning processes.

Modeling assumptions involve significant estimations and uncertainties, and actual results may differ from estimated results. Factors which could cause such differences include economic conditions, banking industry profitability and competitive factors, changing consumer preferences, and changes in capital markets’ behavior.

Management’s most significant judgment is the modeling of the interest sensitivity of non-maturity deposits. Alliance models money market deposits as adjusting for 60% of three month interest rate changes. Demand deposits are modeled as non interest rate sensitive; NOW accounts are modeled as 20% sensitive in 24-48 months, and the remaining 80% sensitive in eight years. Savings accounts were previously modeled as 30% sensitive in eight years and 70% sensitive in twelve years. Due to the account growth in 2002, Alliance changed this assumption so that savings accounts are now modeled as 30% sensitive in six months, 20% sensitive in eighteen months, 30% sensitive in eight years, and 20% sensitive in twelve years.

The most significant events affecting interest rate sensitivity during the year were: (1) the growth of savings accounts which were modeled as discussed above; (2) the sale of long duration investment securities; (3) the purchase of $17 million of investment securities with a duration under one year at year-end; and (4) the growth of mortgages with interest rates fixed in the 3-15 year range. Additionally, with interest rates so low, the proportionate impact of interest rate shocks on discounted cash flows is magnified. These events tended to increase the Company’s interest sensitivity in 2002.

Alliance measures its static interest rate sensitivity by computing interest rate gaps between interest sensitive assets and liabilities for specific timeframes and cumulatively, based on the assumptions used in the dynamic model. The Company’s policy limits the one year interest rate gap as a percentage of earning assets to a range of (10%) - 10%. This one year interest rate gap ratio increased from 3% at year-end 2001 to 10% at year-end 2002 indicating an increased sensitivity in the repricing of assets over liabilities (e.g. a positive one year gap). Alliance normally has a positive one year gap, due in part to its portfolio of prime based consumer and commercial loans, which reprice within a month when the prime interest rate changes.

For net interest income at risk, Alliance has a policy limiting the change in net interest income to 10% based on modeled rate shocks. Because of the positive one year gap, net income is normally projected to increase if interest rates rise, and to decrease if interest rates fall. At year-end 2001, income at risk (i.e. the change in net interest income) was an increase of 8% and a decrease of 9% based on upward and downward rate changes, respectively. At year-end 2002, income was more at risk, increasing 9% and decreasing 10% based on the modeled upward and downward rate shocks, respectively.

For equity at risk, Alliance has a policy limit of 15% based on modeled rate shocks. Equity is normally projected to increase modestly if interest rates rise and to decrease if interest rates fall. Equity at risk normally includes the long run optionality of major asset and liability categories. At year-end 2001, equity at risk was 3% and (13%) based on upward and downward rate changes, respectively. At year-end 2002, equity at risk increased to 8% and (16%) based on the modeled upward and downward rate shocks, respectively. The downward risk was approved as a minor exception to the policy limit.

Consensus economic forecasts at year-end 2002 predicted a 1.00 – 1.50% increase in interest rates within 18 months. These circumstances would benefit the Company’s net interest income and equity based on the model analysis. The forecasts also predict a flattening of the yield curve and a narrowing of spreads, which were not included in the model’s assumptions. Short-term interest rates have decreased by 5.25% over the last two years, and the model does not address risks associated with a reversal of this change. The impact of other capital market conditions may also significantly affect interest rate sensitivity. Management believes that the uncertainty of the modeling process has increased due to these and other factors.

Back to Contents

Market Price Risk

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Cash Flows

The Company’s primary source of funds is dividends received from the Bank, and its primary uses of funds are dividends paid to shareholders and semi-annual interest payments on its trust preferred securities. In recent years, dividends from the Bank have been paid from current period earnings of the Bank, although additional amounts could be paid subject to regulatory restrictions as further described in Note 9 to the consolidated financial statements. In the past, Alliance has also issued trust preferred securities as a source of funds for additional equity investments in the Bank to fund asset growth.

The Bank’s primary liquidity needs are to fund loan originations and the use of credit commitments, along with deposit withdrawals and maturing borrowings. The Bank manages its day-to-day liquidity by maintaining short-term investments and/or utilizing short-term borrowings. In addition to its FHLBB relationship, the Bank maintains credit facilities for short-term borrowings and repurchase agreements. Additionally, the Bank is eligible to obtain short-term advances from the Federal Reserve Bank of Boston. Over the year, loan originations and asset purchases are funded by amortization of loans and investments, as well as by deposit growth and FHLBB borrowings. In 2002, the primary uses of funds were the origination of loans, drawdowns on loan commitments, and purchases of investment securities. The primary sources of funds were growth in the various categories of deposits, securities sales and the liquidation of short-term investments. In the event of additional funding needs, the Bank could choose to utilize its various credit sources, or obtain funds from the investment portfolio either by selling securities available for sale or obtaining loans collateralized by investment securities. Additionally, the portfolio of government guaranteed loans represents a readily marketable pool of assets, although Management has no present intent to sell these assets.

During 2002, short-term investments averaged $17 million. This generally provided the Bank with ample liquidity for day-to-day operations, and there was accordingly minimal use of short-term FHLBB advances and other borrowings, which averaged $0.7 million. The Bank expects to operate with a lower level of short-term investments and to have more reliance on short-term borrowings to manage daily liquidity in 2003. The Bank did not encounter any unusual liquidity needs during 2002.

Capital Resources

In 2002, the Company achieved its long term objective of funding strong growth from internal operations while also improving capital levels and providing an enhanced cash return to shareholders.

Total shareholders’ equity increased by $3.5 million (16%) in 2002, following a $4.0 million (22%) increase in 2001. At December 31, 2002, the ratio of shareholders’ equity to total assets had increased to 6.2% from 5.7% a year earlier.

Capital ratios for the Company and the Bank exceeded all applicable regulatory requirements for all periods presented. At December 31, 2002, the Company and the Bank were Well Capitalized. Alliance had $7.0 million outstanding in trust preferred securities at year-end 2002. These securities provide regulatory capital using an instrument with the lower costs associated with debt financing, as compared to equity financing. The Board assesses capital levels quarterly in accordance with the Capital and Dividends policy.

Book value per share increased to $9.58 at the end of 2002, compared to $8.58 at the end of 2001, and measured $10.83 excluding the ($1.25) per share in accumulated other net comprehensive loss at year-end 2002. Alliance declared total dividends of .286 cents per share in 2002, a 5% increase compared to the previous year. The dividend payout ratio measured 21% in 2002, compared to 24% in the prior year. The dividend yield was 1.4% based on the closing stock price of $20.15 at year-end 2002.

COMPARISON OF 2001 VERSUS 2000

Alliance reported net income totaling $3.0 million for the year 2001, an 8% decrease from $3.2 million in the prior year. Earnings per share measured $1.12 in 2001, a 10% decrease from $1.24 in the prior year, on a diluted basis. Total dividends declared in 2001 were 27.3 cents, a 9% increase from 25.0 cents in 2000. Return on shareholders’ equity measured 14.8% in 2001, compared to 20.7% in the prior year.

Results for 2001 included a pre-tax charge of $515 thousand to write down the carrying value of a debt security. This was a non-cash charge to earnings of an unrealized market loss which had previously been a direct deduction from shareholders’ equity.

Back to Contents

Alliance produced deposit growth of 8%, and growth of 10% in regular loans in 2001. This growth in the Company’s basic business, together with higher fee income, was the combination that steadily produced gains in operating earnings. This growth also produced an increasing share of business in the Company’s expanding local market. This was achieved despite the tighter margins resulting from the steep drop in interest rates during 2001 and other effects from the onset of an economic slowdown.

The Bank initiated improvements in fee-based services, including insurance products, commercial internet banking, Visa Check Cards, merchant card services and a new checking account product. Consolidations of the Bank’s competitors continue to provide marketing opportunities to solicit new personal and commercial relationships.

The net interest margin decreased to 3.71% in 2001, compared to 4.02% in 2000 due to the 4.75% decline in short-term interest rates to a forty year low. The net interest margin fell to a low of 3.56% in the third quarter of the year, before increasing to 3.63% in the fourth quarter of 2001. Near the end of the year, the benefit of time deposit repricings began to offset the adverse effects of loan repricings, which responded more quickly to the sharp decline in short-term interest rates during the year.

Service charges and other income was up 14% in 2001. This reflected a higher volume of fee-based deposit and loan services, along with the benefit of commercial loan prepayment fees and penalty fees. Non-interest expense only increased by 4% in 2001 due to controls instituted to help offset tighter margins. Expense growth was tied to increased volumes, expanded marketing, and conversion related costs recorded in the first and fourth quarters.

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

The Bank had no foreclosed assets at December 31, 2001, and nonaccruing loans totaled $2.1 million (0.56% of total assets). The $3.7 million loan loss allowance measured 1.62% of total regular loans at year-end 2001. For the year 2001, net loan chargeoffs measured 0.01% of average loans, resulting in the fourth favorable consecutive year of net chargeoffs below 0.10% of average loans.

Shareholders’ equity totaled $22.1 million at December 31, 2001, increasing by 22% during the year. In addition to growth from retained earnings, shareholders’ equity also benefited from the net change in unrealized securities gains and losses, which provided additional net comprehensive income of $1.6 million for the year 2001. Book value per share was $8.58 at year-end 2001, compared to $7.06 at the prior year-end. Shareholders’ equity measured 5.7% of total assets at year-end 2001, up from 5.2% a year earlier. The Company and Bank were Well Capitalized based on their regulatory capital ratios at year-end 2001.

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

Back to Contents

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors’ Report

To the Shareholders and Board of Directors of
Alliance Bancorp of New England, Inc.:

We have audited the accompanying consolidated balance sheets of Alliance Bancorp of New England, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated income statements, statements of changes in shareholders’ equity, and statements of cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s Management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alliance Bancorp of New England, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Hartford, Connecticut
January 28, 2003

Back to Contents

Consolidated Balance Sheets

December 31 (in thousands) (except share data)	2002	2001

Assets
Cash and due from banks	$13,941	$12,723
Short-term investments	4,520	2,591

Total cash and cash equivalents	18,461	15,314

Securities available for sale (at fair value)	87,812	85,973

Securities held to maturity (fair value of $5,984 in 2002 and $11,987 in 2001)	5,372	12,397

Loans held for sale	11,942	3,057

Residential mortgage loans	78,717	59,980
Commercial mortgage loans	94,692	87,485
Other commercial loans	39,550	37,658
Consumer loans	39,547	39,849
Government guaranteed loans	25,756	29,595

Total loans	278,262	254,567
Less: Allowance for loan losses	(4,050)	(3,700)

Net loans	274,212	250,867

Premises and equipment, net	5,104	5,458
Accrued interest income receivable	2,417	2,812
Cash surrender value of life insurance	6,207	4,391
Other assets	2,987	4,296

Total assets	$414,514	$384,565

Liabilities and Shareholders’ Equity
Demand deposits	$35,600	$33,647
NOW deposits	39,091	36,400
Money market deposits	43,964	41,223
Savings deposits	77,605	60,182
Time deposits	134,572	131,906

Total deposits	330,832	303,358

Borrowings	54,510	57,069
Other liabilities	3,622	2,049

Total liabilities	388,964	362,476

Preferred stock, $0.01 par value; 100,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; authorized 4,000,000 shares; issued 2,868,105 in 2002 and 2,774,479 in 2001; outstanding 2,667,506 in 2002 and 2,573,880 in 2001	29	25
Additional paid-in capital	12,791	11,577
Retained earnings	19,183	16,473
Accumulated other comprehensive loss, net	(3,344)	(2,877)
Treasury stock (200,599 shares)	(3,109)	(3,109)

Total shareholders’ equity	25,550	22,089

Total liabilities and shareholders’ equity	$414,514	$384,565

See accompanying notes to consolidated financial statements

Back to Contents

Consolidated Income Statements

Years ended December 31 (in thousands, except share data)	2002	2001	2000

Interest and Dividend Income
Loans	$18,007	$18,931	$17,394
Debt securities	4,859	5,207	5,025
Dividends on equity securities	839	957	1,071
Short-term investments	302	371	1,161

Total interest and dividend income	24,007	25,466	24,651

Interest Expense
Deposits	8,335	10,308	10,071
Borrowings	3,124	2,947	2,688

Total interest expense	11,459	13,255	12,759

Net Interest Income	12,548	12,211	11,892

Provision for Loan Losses	348	325	335

Net interest income after provision for loan losses	12,200	11,886	11,557
Non-Interest Income
Service charges and other income	2,603	1,685	1,482
Net gains (losses) on securities	158	(476)	36
Net gains on assets	93	9	—

Total non-interest income	2,854	1,218	1,518
Non-Interest Expense
Compensation and benefits	5,669	4,695	4,638
Occupancy	690	717	699
Data processing services and equipment	1,228	1,294	1,216
Office and insurance	567	545	574
Purchased services	1,233	979	775
Other	766	702	719

Total non-interest expense	10,153	8,932	8,621

Income before income taxes	4,901	4,172	4,454
Income tax expense	1,443	1,197	1,234

Net Income	$3,458	$2,975	$3,220

Share Data
Basic earnings per share	$1.33	$1.16	$1.26

Diluted earnings per share	$1.26	$1.12	$1.24

Average basic shares outstanding	2,600,855	2,566,886	2,555,102
Average additional dilutive shares	140,473	79,948	41,745

Average diluted shares	2,741,328	2,646,834	2,596,847

See accompanying notes to consolidated financial statements

Back to Contents

Consolidated Statements of Changes in Shareholders’ Equity

(in thousands, except share data)	Common stock	Additional paid-In capital	Retained earnings	Accumulated other com-prehensive loss	Treasury stock	Total

Balance, December 31, 1999
$
	25	$11,429	$11,618	$(5,616)	$(3,109)	$14,347

Comprehensive income
Net income			3,220			3,220
Unrealized gains on securities, net of reclassification adjustment				1,101		1,101

Comprehensive income						4,321
Dividends declared ($ .250 per share)			(640)			(640)
Exercise of stock options		87				87

Balance, December 31, 2000	$25	$11,516	$14,198	$(4,515)	$(3,109)	$18,115

Comprehensive income
Net income			2,975			2,975
Unrealized gains on securities, net of reclassification adjustment				1,638		1,638

Comprehensive income						4,613
Dividends declared ($ .273 per share)			(700)			(700)
Exercise of stock options		61				61

Balance, December 31, 2001	$25	$11,577	$16,473	$(2,877)	$(3,109)	$22,089

Comprehensive income
Net income			3,458			3,458
Unrealized losses on securities, net of reclassification adjustment				(467)		(467)

Comprehensive income						2,991
Dividends declared ($ .286 per share)			(738)			(738)
Stock split effected in the form of a stock dividend	3		(10)			(7)
Directors’ deferred stock compensation		158				158
Exercise of stock options	1	662				663
Tax benefit from exercise of stock options		394				394

Balance, December 31, 2002	$29	$12,791	$19,183	$(3,344)	$(3,109)	$25,550

Disclosure of reclassification amount

Years ended December 31 (in thousands)	2002	2001	2000

Unrealized holding (losses) gains arising during the year, net of income tax effect of $187, ($669) and ($605), respectively	$(363)	$1,299	$1,124
Less reclassification adjustment for (gains) losses included in net income, net of income tax effect of $54, ($137) and $13, respectively	(104)	339	(23)

Net unrealized (losses) gains on securities	$(467)	$1,638	$1,101

See accompanying notes to consolidated financial statements

Back to Contents

Consolidated Statements of Cash Flows

Years ended December 31 (in thousands)	2002	2001	2000

Operating Activities:
Net income	$3,458	$2,975	$3,220
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Provision for loan losses	348	325	335
Depreciation and amortization	732	508	530
Net (gain) loss on securities and other assets	(251)	467	(36)
Loans originated for sale	(33,333)	(13,406)	(7,636)
Proceeds from loans sold	24,448	11,349	7,416
Increase (decrease) in other liabilities	1,178	(798)	1,223
Decrease (increase) in accrued interest income receivable	395	377	(579)
Tax benefit from exercise of stock options	394	—	—
(Increase) decrease in other assets	(441)	1,156	(1,676)

Net cash (used) provided by operating activities	(3,072)	2,953	2,797

Investing Activities:
Securities available for sale:
Proceeds from repayments and maturities	11,636	587	7,126
Proceeds from sales	35,735	9,755	6,143
Proceeds from calls	9,000	1,000	1,387
Purchases	(55,478)	(37,445)	(12,219)
Securities held to maturity:
Proceeds from amortization and maturities	3,126	4,013	3,948
Proceeds from calls	1,000	2,005	—
Net increase in total loans	(23,693)	(27,498)	(36,859)
Proceeds from sales of foreclosed assets	—	230	261
Purchases of premises and equipment	(151)	(240)	(705)
Proceeds from sales of premises and equipment	211	195	—
Purchases of life insurance	—	(3,000)	—

Net cash used by investing activities	(18,614)	(50,398)	(30,918)

Financing Activities:
Net increase in interest-bearing deposits	25,521	19,488	24,539
Net increase in demand deposits	1,953	3,354	4,586
Proceeds from FHLBB advances	27,163	20,709	6,000
Principal repayments of FHLBB advances	(27,622)	(11,240)	(3,500)
Net (decrease) increase in other borrowings	(2,100)	900	4,624
Exercise of stock options	663	61	87
Cash dividends paid	(745)	(700)	(640)

Net cash provided by financing activities	24,833	32,572	35,696

Net Change in Cash and Cash Equivalents	3,147	(14,873)	7,575
Cash and cash equivalents at beginning of the year	15,314	30,187	22,612

Cash and cash equivalents at end of the year	$18,461	$15,314	$30,187

Supplemental Information on Cash Payments
Interest	$11,455	$13,295	$12,611
Income taxes	1,650	1,550	1,372

Supplemental Information on Non-cash Transactions
Net loans transferred to foreclosed assets	$—	$206	$172
Securities transferred to held to maturity	—	7,045	—
Securities transferred to available for sale	3,166	11,882	1,030

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

Tolland Bank provides consumer and commercial banking services from its nine offices located in and around Tolland County, Connecticut. The Bank also provides non-deposit financial products in association with third parties. The Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). The Bank wholly owns a passive investment company, Tolland Investment Corporation (“TIC”), chartered in Connecticut to own and service real estate secured loans, which succeeded a previous passive investment company which was merged into the Bank in 2001. The Bank also wholly owns a Connecticut chartered corporation named Asset Recovery Systems, Inc. (“ARS”) which is a foreclosed asset liquidation subsidiary.

The consolidated financial statements include Alliance, the Bank, Trust I, Trust II, TIC, and ARS. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company and its subsidiaries have no significant transactions with entities in which they hold an investment interest, except for Bankers Bank Northeast (a mutually owned correspondent bank) and the Federal Home Loan Bank of Boston. Transactions with these entities are generally limited to correspondent banking, and borrowing transactions; income includes dividends received from these entities.

Basis of Preparation and Presentation. The consolidated financial statements have been prepared and presented in conformity with accounting principles generally accepted in the United States of America. Unless otherwise noted, all dollar amounts presented in the financial statements and note tables are rounded to the nearest thousand dollars, except share data. All share and per share data for prior periods has been adjusted to reflect the eleven-for-ten stock split effected in the form of a 10% stock dividend distributed in May 2002. Certain prior period amounts have been reclassified to conform with current financial statement presentation. The Company uses the accrual method of accounting for all material items of income and expense.

Significant Estimates. Management is required to make certain estimates and assumptions in preparing the Company’s consolidated financial statements. The most significant estimates are those related to assessing the allowance for loan losses, including the identification and valuation of impaired loans; determining and measuring other-than-temporary declines in the fair value of securities; estimating securities fair values in determining accumulated other comprehensive income (loss); and establishing the deferred tax asset valuation allowance. Factors affecting these estimates include national and local economic conditions, the level and trend of interest rates, real estate trends and values, securities market trends and values, and financial ratings methodologies.

Securities. Debt securities, for which the Company has the positive intent and ability to hold to maturity, are classified as held to maturity securities and reported at amortized cost. Trading securities, if any, are securities bought principally for the purpose of selling them in the near term. Unrealized gains and losses on trading securities are included in earnings. Securities not classified as either held to maturity securities or trading securities are classified as available for sale securities and reported at fair value, with unrealized net gains or losses excluded from earnings and reported in a separate component of shareholders’ equity (accumulated other comprehensive income or loss), net of applicable income taxes. Realized gains or losses on the sale of securities are generally computed on a specific identified cost basis and reported in net gain (loss) on securities in the consolidated income statements. Premiums and discounts on debt securities are recognized as an adjustment of yield by the interest method.

Any decline in the fair value of a security below its cost that is considered to be other-than-temporary is reflected as a realized loss in the consolidated income statements. Securities with unrealized losses are periodically reviewed by Management to assess the loss. A written evaluation is performed by Management for debt securities with unrealized losses which are not rated as investment grade by the rating agencies that draws a conclusion as to whether there has been an other-than-temporary impairment.

Loan Sale Activities. Residential mortgage loans originated and held for sale are classified separately in the consolidated balance sheets and reported at the lower of amortized cost or market value (based on secondary market prices). An adjustment to reduce these loans to market value was not required at December 31, 2002 and 2001. Gains or losses on sale are determined using the specific identification method.

Back to Contents

The Company generally sells its residential mortgage loans on a servicing released basis. The Company also sells participation interests in commercial loans which the Company holds and services. All sales are made on a non-recourse basis and there are no transfers that qualify as secured borrowings.

Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” establishes accounting and reporting standards for derivative instruments and hedging activities and requires that all derivatives be recognized on the balance sheet at fair value. The Company uses forward delivery contracts to reduce interest rate risk on closed residential mortgage loans held for sale and rate-locked loans expected to be closed and held for sale. All such loans are committed for sale without recourse at prices exceeding cost. Changes in fair value of the delivery contracts and related rate-locked loans have not been material. The Company has no other off-balance sheet financial instruments that qualify as derivative instruments.

Total Loans. Total loans (representing all loans other than those held for sale) are reported at the principal amount outstanding, net of charge-offs, and adjusted for the net amount of deferred fees and costs, premiums and discounts. Net loans are total loans less the allowance for loan losses.

Premiums and discounts are recognized as an adjustment of yield by the interest method based on the contractual terms of the loan. Commitment fees are considered to be an adjustment to the loan yield. Loan origination fees and certain direct costs of loan origination are also deferred and accounted for as an adjustment to yield based on the contractual amortization of the loan, adjusted for prepayments.

Accrued interest income receivable is included in the consolidated balance sheets. Most of the Company’s loans require interest payments monthly in arrears. The Company generally places loans on nonaccrual status when a payment becomes more than three months past due. The Company may also place a loan on nonaccrual sooner if a concern develops as to the ultimate collection of principal or interest. The Company may continue to accrue interest on certain commercial loans which are well secured and in the process of collection. Generally, when a commercial loan is placed on nonaccrual status, any interest receivable over ninety days is charged-off against income. Interest receivable on all other loans is charged-off against income entirely when the loan is placed on nonaccrual status. Payments received on nonaccruing loans are normally applied first against unpaid interest.

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

The Company consistently follows a detailed methodology for determining the loan loss allowance. This methodology is based on the loan categories shown on the consolidated balance sheets. Allowances for loan impairment are maintained in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan. Additionally, amounts are allocated to individual pools of loans based on the size of each pool, the expected average life of each pool, the inherent annual loss rate based on an assessment of historic losses for that pool, and Management’s assessment of current environmental conditions that could affect individual loan categories. Finally, an unallocated component is assigned to the overall allowance based on Management’s assessment of the overall risks and trends of the portfolio, uncertainties in the loan loss estimation process and other relevant factors.

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

Current estimates of loan losses may vary from future estimates and from ultimate loan loss experience. While the allowance is based on an analysis of individual loans and loan pools, the entire allowance is available to absorb losses on any loan or loan category. The Company’s estimates of the collectibility of principal and interest are based in many cases on estimates of future borrower cash flows and market conditions and expectations. In addition, federal and state regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Based on information available to them at the time of their examination, and on regulatory guidelines then in effect, such agencies may require the Company to recognize adjustments to the allowance for loan losses.

Back to Contents

Loan Charge-offs. Loans are charged-off in whole or in part when it has been determined that there has been a loss of principal. For real estate secured loans, this determination is normally made in conjunction with a current appraisal analysis. Charge-offs (recoveries) are charged (credited) to the allowance for loan losses. Initial writedowns on recently acquired foreclosed assets are also charged-off against the allowance for loan losses.

Foreclosed Assets. Foreclosed assets are transferred from the loan portfolio and recorded initially at the lower of cost or fair value less selling costs, with any necessary write down from carrying value recognized as a charge-off against the allowance for loan losses.

The Company periodically obtains and analyzes appraisals of foreclosed real estate. If the fair value less selling costs is less than the carrying value of these assets, these assets are written down to that value by crediting the amount to a valuation allowance. Gains and losses on the ultimate disposition of foreclosed assets, and provisions to increase the valuation allowance, are reported in Net gains on assets in the consolidated income statements. Estimating the carrying value of foreclosed real estate generally involves the same uncertainties discussed above regarding the allowance for loan losses. Net receipts and disbursements related to the operations of foreclosed real estate are included in other non-interest expense in the consolidated income statements.

Premises and Equipment. Premises and equipment are reported at cost less accumulated depreciation and amortization. Depreciation is charged to expense on a straight-line basis over the estimated useful lives of the related assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful lives of the improvements. Estimated lives are 15 to 40 years for buildings and improvements and 3 to 20 years for furniture, fixtures, software and equipment. Expenditures for maintenance and repairs are charged to expense as they are incurred.

Cash Surrender Value of Life Insurance. The cash surrender value of bank-owned life insurance relates to policies on employees and directors of Tolland Bank for which the Bank is the beneficiary. Increases in cash surrender value are included in non-interest income in the consolidated income statements. These policies are issued for the general account of the insurance companies.

Deferred Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and tax operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to future taxable income. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The valuation allowance for deferred tax assets is subject to ongoing adjustment based on changes in circumstances that affect Management’s judgment about the likelihood that the associated tax benefits will be realized. Adjustments to increase or decrease the valuation allowance for unrealized losses on securities are charged or credited, respectively, to accumulated other comprehensive income, while all other adjustments are charged or credited to income tax expense.

Stock Options. The Company measures the compensation cost for its stock option plans using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44. No compensation cost is recognized because, at the grant date, the exercise price of the options is equal to the fair market value of the Company’s common stock. When options are exercised, new shares are issued with proceeds credited to common stock and to additional paid-in capital, including, for non-qualifying options, the related income tax benefit. The table below summarizes pro forma net income and earnings per share data as if the fair value method of accounting in SFAS No. 123, Accounting for Stock-Based Compensation, had been applied to all awards granted. Under this method, compensation cost of stock options is measured at the grant date based on the fair market value of the award and is recognized over the service period.

Years ended December 31 (in thousands, except share data)	2002	2001	2000

Net income, as reported	$3,458	$2,975	$3,220
Deduct total stock-based compensation expense determined under the fair-value-based method, net of related tax effects	(905)	(36)	(16)

Pro forma net income	$2,553	$2,939	$3,204

Basic earnings per share
As reported	$1.33	$1.16	$1.26
Pro forma	0.98	1.15	1.25
Diluted earnings per share
As reported	1.26	1.12	1.24
Pro forma	0.93	1.11	1.24

The fair value of each option grant was estimated using the Black-Scholes option-pricing model in accordance with the weighted-average assumptions indicated below. The resulting weighted-average fair values were $3.81 in 2002, $2.17 in 2001 and $1.26 in 2000.

Assumptions used for grants made in the year ended December 31	2002	2001	2000

Expected dividend yield	2.00%	3.05%	3.54%
Expected volatility	31.12%	37.07%	27.42%
Risk free interest rate	3.82%	5.04%	5.11%
Expected life (years)	8.00	10.00	10.00

Back to Contents

Deferred Stock Plans. The Directors’ Deferred Compensation Plan allows directors to defer director fees and to receive payment in shares of the Company’s common stock. The number of shares is fixed based on current share prices at the time the fees are recorded as expense, and directors must receive payment in shares. Accordingly, the deferred compensation is credited to additional paid-in capital when earned. When the deferred compensation is paid in shares, the difference between the current share price and the price at the deferral date is also recorded in additional paid-in capital.

The Stock Option Income Deferral Plan permits option holders to elect a stock-for-stock exercise to defer to this plan shares with a value equal to the taxable income that would have otherwise resulted from the option exercise. Elections to exercise stock options under this plan are reported as exercised stock options. Such elections are not recorded in shareholders’ equity until the end of the deferral period.

Employee Retirement Benefit Plans. The Company has a noncontributory pension plan covering substantially all employees working 20 hours per week or more. Costs related to this plan, based upon actuarial computations of current and future benefits for employees, are charged to non-interest expense and are funded in accordance with the requirements of the Employee Retirement Income Security Act (“ERISA”). The Company also accrues costs related to unfunded plans providing for supplemental retirement benefits.

Earnings Per Share. Earnings per share are computed in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share are calculated by dividing net income by weighted average shares outstanding, plus shares issuable under the Directors’ Deferred Compensation Plan. Diluted earnings per share are calculated by dividing net income by the sum of the number of shares used for basic earnings per share and an incremental number of shares reflecting the potential dilution that could occur if common stock equivalents (such as stock options) were converted into common stock using the treasury stock method.

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

Business Segments. An operating segment is a component of a business for which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and evaluate performance. The Company’s operations are limited to financial services provided within the framework of a community bank, and decisions are based generally on specific market areas and or product offerings. Accordingly, based on the financial information now regularly evaluated by the Company’s chief operating decision-maker, the Company operates in a single business segment.

Recent Accounting Developments. In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed at least annually for impairment. Impairment losses would be charged to earnings when they occur. Amortization of goodwill ceases at the SFAS No. 142 adoption date which, for calendar year-end entities such as Alliance, was January 1, 2002. SFAS No. 142 requires that intangible assets other than goodwill (such as core deposit intangibles) continue to be amortized to expense over their estimated useful lives. SFAS No. 142 had an insignificant impact on the consolidated financial statements, as the Company’s intangible assets at December 31, 2002 were limited to goodwill of $49,000 which under SFAS No. 142 is no longer amortized.

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized and depreciated as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Earlier adoption is permitted. The Company does not expect that the adoption of this statement will have a material impact on its consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets, which is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The provisions of this statement are to be applied prospectively. The adoption of SFAS No. 144 did not affect the Company’s consolidated financial statements.

Back to Contents

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, which updates, clarifies and simplifies several existing accounting pronouncements. For example, SFAS No. 145 eliminated the SFAS No. 4 requirement to report that all material net gains and losses from extinguishments of debt as extraordinary items, net of related income taxes. The adoption of this statement did not affect the Company’s consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires that a liability be recognized for these costs when incurred, rather than when an entity commits to an exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002; there were no commitments related to such activities at that date.

In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions – an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9. SFAS No. 147 eliminates the requirement to amortize an intangible asset represented by an excess of the fair value of liabilities assumed over the fair value of assets acquired in certain acquisitions of financial institutions such as core deposit intangibles. In addition, this statement amends SFAS No. 144 to include in its scope long-term customer-relationship intangible assets of financial institutions, such as core deposit intangibles. This statement did not have a material impact on the Company’s consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 was effective for fiscal years ending after December 15, 2002 for transition guidance and annual disclosure provisions. The Company has provided the disclosures required by SFAS No. 148 in this note under the heading “Stock Options.”

FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, addresses disclosures to be made by a guarantor in its financial statements about its obligations under guarantees. The disclosure requirements applicable to the Company are included in Note 13 to the consolidated financial statements. The interpretation also requires the recognition, at fair value, of a liability of a guarantor at the inception of certain guarantees issued or modified after December 31, 2002. This recognition requirement is not expected to have a material impact on the Company’s consolidated financial statements.

FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, provides guidance on the identification of entities controlled through means other than voting rights. The interpretation specifies how a business enterprise should evaluate its interests in a variable interest entity to determine whether to consolidate that entity. A variable interest entity must be consolidated by its primary beneficiary if the entity does not effectively disperse risks among the parties involved. FIN 46 is effective immediately for variable interest entities created after January 31, 2003. For variable interest entities in which an entity holds a variable interest that it acquired before February 1, 2003, FIN 46 applies in the first fiscal period beginning after June 15, 2003. The adoption of this interpretation is not expected to have a significant effect on the Company’s consolidated financial statements.

2.    Cash and Cash Equivalents

Short-term investments at December 31 (in thousands)	2002	2001

Money market preferred stock	$4,500	$2,500
Other short-term investments	20	91

Total short-term investments	$4,520	$2,591

The Company is required to maintain certain average vault cash and cash reserve balances with the Federal Reserve Bank of Boston. Cash and due from banks included amounts so required of $3,780,000 and $3,196,000 at December 31, 2002 and 2001, respectively.

Back to Contents

3.    Securities

Information concerning the securities portfolios is summarized below as of December 31, 2002 and December 31, 2001.

December 31, 2002 (in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Securities available for sale
U.S. Government and agency debt	$26,167	$159	$—	$26,326
U.S. Agency mortgage-backed debt	13,615	160	—	13,775
Trust preferred	17,551	229	(782)	16,998
Other corporate debt	15,841	207	(1,771)	14,277
Marketable equity	15,758	188	(2,295)	13,651
Non-marketable equity	2,785	—	—	2,785

Total available for sale	$91,717	$943	$(4,848)	$87,812

Securities held to maturity
U.S. Government and agency debt	$1,047	$65	$—	$1,112
U.S. Agency mortgage-backed debt	850	20	—	870
Other mortgage-backed debt	259	8	—	267
Other corporate debt	3,216	530	(11)	3,735

Total held to maturity	$5,372	$623	$(11)	$5,984

December 31, 2001 (in thousands)

Securities available for sale
U.S. Government and agency debt	$10,149	$55	$(99)	$10,105
U.S. Agency mortgage-backed debt	17,876	78	(120)	17,834
Trust preferred	24,526	390	(2,464)	22,452
Other corporate debt	22,047	212	(851)	21,408
Marketable equity	12,387	160	(953)	11,594
Non-marketable equity	2,580	—	—	2,580

Total available for sale	$89,565	$895	$(4,487)	$85,973

Securities held to maturity
U.S. Government and agency debt	$2,063	$46	$(2)	$2,107
U.S. Agency mortgage-backed debt	2,747	53	—	2,800
Other mortgage-backed debt	1,518	32	—	1,550
Other corporate debt	6,069	56	(595)	5,530

Total held to maturity	$12,397	$187	$(597)	$11,987

The amortized cost, estimated fair value and average yield of debt securities are shown in the following table by remaining period to contractual maturity. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties. The average yield is calculated based on amortized cost.

December 31, 2002 (dollars in thousands)	Amortized Cost	Fair Value	Average Yield

Debt securities available for sale
Due in 1 year or less	$9,969	$9,977	1.50%
Due after 1 to 5 years	22,890	23,136	3.06
Due after 5 to 10 years	2,051	2,186	6.51
Due after 10 years	38,264	36,077	6.36

Total available for sale	$73,174	$71,376	4.67%

Debt securities held to maturity
Due in 1 year or less	$—	$—	—%
Due after 1 to 5 years	76	81	7.84
Due after 5 to 10 years	1,179	1,250	7.87
Due after 10 years	4,117	4,653	7.85

Total held to maturity	$5,372	$5,984	7.85%

At December 31, 2002, the Company had $29,247,000 of securities available for sale with call provisions and $1,047,000 of securities held to maturity with call provisions.

Back to Contents

Non-marketable equity securities consist of the required investment in Federal Home Loan Bank of Boston stock and an equity investment in Bankers Bank Northeast.

At December 31, 2002, securities with an amortized cost of $2,467,000 were pledged to secure treasury, tax and loan accounts and public deposits.

During 2002, three corporate debt securities with an amortized cost of $3,166,000 were transferred to available for sale from held to maturity due to evidence of significant deterioration in the issuers’ credit worthiness through the downgrading by a credit agency and other relevant factors. The unrealized loss at the transfer date of $489,000 (net of income taxes of $252,000) was recorded as an increase in the accumulated other comprehensive loss.

On January 1, 2001, the Company adopted SFAS No. 133 and, as permitted by this accounting standard, reclassified certain debt securities from held to maturity to available for sale. Securities with a total amortized cost of $11,882,000, net of a transfer adjustment of $1,571,000 and with a total fair value of $11,585,000, were transferred to available for sale from held to maturity. The net unrealized loss on these securities was $1,868,000. At the same time, securities with an amortized cost totaling $7,045,000 and a fair value totaling $7,127,000 were transferred to held to maturity from available for sale. The net unrealized gain on these securities was $82,000 at the transfer date. The overall impact of these transfers was an increase of $196,000 in the accumulated other comprehensive loss.

During 2000, one corporate debt security with an amortized cost of $1,030,000 was transferred to available for sale from held to maturity due to evidence of significant deterioration in the issuer's credit worthiness through the downgrading by a credit agency and other relevant factors. The unrealized loss at the transfer date of $314,000 (net of income taxes of $162,000) was recorded as an increase in the accumulated other comprehensive loss.

A summary of the net gains (losses) on securities is shown in the following table:

Years ended December 31 (in thousands)	2002	2001	2000

Debt securities sold
Gross gains	$1,265	$165	$—
Gross losses	(89)	(130)	(211)

Net gains (losses) on sales	1,176	35	(211)

Equity securities sold
Gross gains	332	79	247
Gross losses	—	(1)	—

Net gains on sales	332	78	247

Net gains on sales of securities	1,508	113	36
Gain on equity shares awarded	14	—	—
Losses on writedowns	(1,364)	(589)	—

Net gains (losses) on securities	$158	$(476)	$36

In 2002, a debt security with an amortized cost of $1,049,000 was written down by $849,000. A debt security with an amortized cost of $515,000 was written off in 2002 after having been written down by $515,000 in 2001. Also in 2001, an equity security with a cost of $119,000 was written down by $74,000. These writedowns reflect other-than-temporary declines in the value of these securities.

4.   Total Loans and Allowance for Loan Losses

December 31 (in thousands)	2002	2001

Residential mortgage loans	$78,717	$59,980
Commercial mortgage loans	94,692	87,485
Other commercial loans:
Construction	12,093	8,810
Other commercial Real estate secured	11,831	14,561
Non real estate secured	15,626	14,287

Total other commercial loans	39,550	37,658
Consumer loans:
Installment	11,291	15,958
Home equity line loans	26,811	22,506
Other consumer loans	1,445	1,385

Total consumer loans	39,547	39,849

Total regular loans	252,506	224,972
Purchased government guaranteed loans	25,756	29,595

Total loans	$278,262	$254,567

Premiums on loans purchased, deferred loan fees and costs, net	$673	$570

Following is information about the Company’s nonaccruing loans and impaired loans:

December 31 (in thousands)	2002	2001

Total nonaccruing loans	$2,433	$2,149
Accruing loans past due 90 days or more	185	—

Impaired loans:
Valuation allowance required	$774	$969
No valuation allowance required	989	3,238

Total impaired loans	$1,763	$4,207

Total valuation allowance on impaired loans	$127	$129
Commitments to lend additional funds to borrowers with impaired loans	—	—

Back to Contents

Years ended December 31 (in thousands)	2002	2001	2000

Additional interest that would have been earned on year-end nonaccruing loans if they had been accruing based on original terms	$96	$84	$75
Total interest income recognized on impaired loans while such loans were considered impaired	279	140	107
Average recorded investment in impaired loans	3,706	1,616	1,285

The valuation allowance on impaired loans is included in the overall allowance for loan losses. Changes in the allowance for loan losses were as follows:

Years ended December 31 (in thousands)	2002	2001	2000

Balance at beginning of year	$3,700	$3,400	$3,200
Charge-offs	(57)	(148)	(214)
Recoveries	59	123	79
Provision for loan losses	348	325	335

Balance at end of year	$4,050	$3,700	$3,400

The majority of the Company’s loans are secured by real estate located within Tolland County in central Connecticut. Real estate loan activities are governed by the Company’s loan policies, and loan to value ratios are based on an analysis of the collateral backing each loan.

Loans serviced for others totaled $3,883,000 and $5,346,000 at December 31, 2002 and 2001, respectively.

In the ordinary course of business, the Company makes loans to its directors and officers and their related interests on substantially the same terms prevailing at the time of origination for comparable transactions with others. As of December 31, 2002 and 2001, loans to related parties totaled $239,000 and $434,000, respectively. During 2002, advances on related party loans totaled $180,000 and payments on related party loans totaled $375,000.

5.    Premises and Equipment, Net

December 31 (in thousands)	2002	2001

Land	$1,247	$1,290
Buildings	5,372	5,321
Furniture, fixtures, and equipment	3,032	2,969

Total premises and equipment	9,651	9,580
Less: accumulated depreciation and amortization	(4,547)	(4,122)

Premises and equipment, net	$5,104	$5,458

The Company sold parcels of excess land with a cost of $101,000 and $278,000 in 2002 and 2001, respectively. A net gain of $145,000 in 2002 and a net loss of $2,000 in 2001 were recorded from the sales of property. A net loss of $36,000 in 2000 was recorded on the writedown of property.

6.    Other Assets

December 31 (in thousands)	2002	2001

Deferred tax asset, net	$1,362	$1,705
Prepaid retirement benefit cost	1,015	249
Life insurance purchase deposit	—	1,500
All other assets	610	842

Total other assets	$2,987	$4,296

7.    Deposits

December 31	2002		2001

(dollars in thousands)	Amount	Avg. Rate	Amount	Avg. Rate

Demand deposits	$35,600	—	$33,647	—
NOW deposits	39,091	0.43	36,400	1.15
Money market deposits	43,964	1.46	41,223	2.34
Savings deposits	77,605	1.25	60,182	2.02

Total non-time deposits	196,260	0.91	171,452	1.52
Time deposits, by remaining period to maturity:
Within 1 year	67,659	3.02	79,470	4.18
After 1, but within 2 years	20,187	4.41	23,102	4.95
After 2, but within 3 years	19,702	5.15	12,333	5.49
After 3, but within 4 years	7,716	4.86	9,904	6.54
After 4, but within 5 years	19,308	4.87	7,097	4.91

Total time deposits	134,572	3.91	131,906	4.65

Total deposits	$330,832	2.13%	$303,358	2.88%

Amounts and average rates of time deposits of $100,000 or more, by remaining period to maturity, were as follows:

December 31	2002		2001

(dollars in thousands)	Amount	Avg. Rate	Amount	Avg. Rate

Within 3 months	$4,235	2.53%	$7,180	2.93%
After 3, but within 6 months	2,502	2.89	4,057	4.13
After 6, but within 12 months	2,024	3.36	4,878	5.29
After 12 months	16,310	4.89	10,451	5.22

Total time deposits of $100,000 or more	$25,071	4.17%	$26,566	4.45%

Interest expense and interest paid on deposits are summarized as follows:

Years ended December 31 (in thousands)	2002	2001	2000

Interest expense:
NOW deposits	$312	$498	$502
Money market deposits	893	1,431	1,614
Savings deposits	1,310	1,206	1,145
Time deposits	5,820	7,173	6,810

Total deposit interest expense	$8,335	$10,308	$10,071

Interest paid:
Time deposits of $100,000 or more	$1,131	$1,280	$1,151
Total deposit interest paid	8,348	10,323	10,070

Back to Contents

8.    Borrowings

Borrowings in the following table are reported based on the remaining period to contractual maturity. None of the borrowings amortize. Actual maturities may differ from contractual maturities because lenders have the right to call certain borrowings with or without call penalties.

December 31 (dollars in thousands)	2002		2001
Due Date	Amount	Rate	Amount	Rate

FHLBB advances:
Within 1 year	$—	—%	$6,469	2.02%
After 1, but within 2 years	1,500	5.09	—	—
After 2, but within 3 years	7,000	6.52	1,500	5.09
After 3, but within 4 years	1,500	5.66	6,000	7.05
After 4, but within 5 years	3,500	3.81	1,500	5.66
After 5 years	34,010	5.21	32,500	5.26

Total FHLBB advances	47,510	5.31	47,969	5.05
Federal funds purchased	—	—	2,100	1.80
Company-obligated mandatorily redeemable trust securities	7,000	10.14	7,000	10.14

Total borrowings	$54,510	5.93%	$57,069	5.55%

The Company paid $3,107,000, $2,972,000 and $2,541,000 in interest on borrowings during the years ended December 31, 2002, 2001 and 2000, respectively.

The Company has a line of credit equal to 2% of total assets with the Federal Home Loan Bank of Boston (“FHLBB”). The Company may borrow additional funds from the FHLBB subject to certain limitations. To secure advances from the FHLBB, the Company has pledged certain qualifying assets, as defined by the FHLBB. To obtain additional loan advances, the Company may be required to invest in additional amounts of FHLBB stock. The investment in FHLBB stock included in securities available for sale as of December 31, 2002 and 2001, was $2,605,000 and $2,399,000, respectively.

FHLBB advances maturing after five years at December 31, 2002 include advances that are callable at the option of the lender as follows: $17,500,000 at 5.11% callable as of December 31, 2002, $5,000,000 at 4.89% in 2003, $5,000,000 at 6.04% in 2004, and $5,000,000 at 5.39% in 2008. Borrowings are callable on a quarterly basis continually after the first call date. If the advances are called, the Company may elect to replace the funding with additional FHLBB borrowings at then prevailing market interest rates.

Information on the Company’s other short-term borrowings is summarized below:

December 31 (dollars in thousands)	2002	2001	2000

Federal funds purchased
Balance	$—	$2,100	$—
Rate	—%	1.80%	—%
Other short-term borrowings
Balance	$—	$—	$1,200
Rate	—%	—%	10.65%

Years ended December 31 (dollars in thousands)	2002	2001	2000

Average outstanding	$118	$244	$460
Maximum month-end balance	$2,816	$8,383	$1,200
Weighted average interest rate	2.59%	2.61%	10.65%

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

The trust securities include $3,500,000 bearing interest at 9.40% and $3,500,000 at 10.88%, and have maturities in 2029 and 2030. Early redemption at the Company’s option may occur after 2009 and 2010, or in the event of certain regulatory or tax changes. Additionally, payments on these securities may be suspended by the Company for up to five years under certain circumstances.

9.    Shareholders’ Equity

Treasury Stock

Treasury stock consists of 200,599 common shares at a cost of $15.50 per share purchased in 1998.

Accumulated Other Comprehensive Loss, net

December 31 (dollars in thousands)	2002	2001

Net loss on securities currently classified as available for sale	$(3,905)	$(3,592)
Net unamortized loss on securities transferred from available for sale to held to maturity	(76)	(358)
Deferred income tax effect, net of valuation allowance	637	1,073

Total accumulated other comprehensive loss	$(3,344)	$(2,877)

Back to Contents

Dividends

The Company’s principal asset is its investment in the Bank. As such, the Company’s ability to pay cash dividends to its shareholders is largely dependent on the ability of the Bank to pay cash dividends to the Company. The declaration of cash dividends is dependent on a number of factors, including regulatory limitations, financial conditions, and the Bank’s operating results. The shareholders of the Company will be entitled to dividends only when, and if, declared by the Company’s Board of Directors out of funds legally available therefrom. The declaration of future dividends will be subject to favorable operating results, financial conditions, debt service requirements on trust preferred securities, tax considerations and other factors. FDIC regulations require banks to maintain certain capital ratios, as noted below, which may otherwise restrict the ability of the Bank to pay dividends to the Company. The Bank’s ability to pay dividends is also governed by State of Connecticut banking regulations.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total Capital and Tier 1 Capital to risk-weighted assets, and of Leverage (Tier 1) Capital to average assets. Management believes that, as of December 31, 2002 and 2001, the Bank exceeded all capital adequacy requirements to which it was subject.

As of December 31, 2002, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier 1 risk-based and Leverage ratios measuring 10.0%, 6.0% and 5.0%, respectively. There have been no conditions or events since that notification that Management believes have changed the Bank’s capital category.

The following table presents capital and capital ratio information for the Bank:

December 31 (dollars in thousands)	2002		2001

Actual:
Total risk-based capital	$36,730	11.7%	$34,551	11.6%
Tier 1 risk-based capital	32,788	10.4	30,851	10.4
Leverage	32,788	7.9	30,851	8.2
Minimum regulatory capital standards:
Total risk-based capital	$25,222	8.0%	$23,828	8.0%
Tier 1 risk-based capital	12,611	4.0	11,866	4.0
Leverage	16,602	4.0	15,049	4.0

The Company is subject to similar consolidated regulatory capital requirements of the Federal Reserve Board. The Company satisfied these requirements at December 31, 2002 and 2001, with capital ratios substantially the same as those of the Bank.

Stock Options

The measurement of the compensation cost of the Company’s stock option plans is discussed in Note 1. The Company maintains a Stock Option Incentive Plan for the benefit of officers and other employees of the Company. Under the terms of this plan, 329,992 shares may be issued or transferred pursuant to the exercise of options to purchase shares of common stock and stock appreciation rights (“SARs”) and awards of restricted stock. The exercise price of the option is equal to the market price of the common stock on the date of grant. Options granted to officers and other full time salaried employees may be accompanied by SARs and awards of restricted stock. No SARs or awards of restricted stock have been granted as of December 31, 2002. Total shares reserved for future option grants were 538 at December 31, 2002.

The Company also maintains a Stock Option Plan for Non-Employee Directors. Under the terms of this plan, 177,100 shares may be issued or transferred pursuant to the exercise of options to purchase shares of common stock. Total shares reserved for future grants to non-employee directors were 30,660 at December 31, 2002. Total options outstanding include grants made under prior stock option plans.

A summary of the status of the Company’s stock option plans and changes therein is presented in the following table.

Back to Contents

Years ended December 31	2002		2001		2000

	Shares	Weighted-Avg. Exercise Price	Shares	Weighted-Avg. Exercise Price	Shares	Weighted-Avg. Exercise Price

Outstanding at beginning of year	290,959	$7.56	314,495	$7.34	340,746	$7.09
Granted	232,040	17.45	18,040	8.95	13,640	7.05
Exercised	(94,643)	7.00	(20,621)	3.82	(23,999)	3.61
Forfeited	(1,100)	12.04	(20,955)	9.07	(15,892)	7.39

Outstanding at end of year	427,256	$13.04	290,959	$7.56	314,495	$7.34

Options exercisable at end of year	338,556	$11.88	285,459	$7.55	307,895	$7.35

Shares reserved for future grants	31,198		262,133		259,218

The following table summarizes information about stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted-Avg. Remaining Contractual Life	Weighted-Avg. Exercise Price	Number Outstanding	Weighted-Avg. Exercise Price

$1 to $6	33,109	1.0 years	$4.14	33,109	$4.14
$6 to $9	100,546	6.5	7.76	100,546	7.76
$9 to $12	62,661	5.7	9.91	62,661	9.91
$12 to $15	8,140	9.3	12.75	7,040	12.73
$15 to $19	222,800	9.9	17.64	135,200	17.70

Total	427,256	7.8 years	$13.04	338,556	$11.88

Deferred Stock Plans

The Company maintains a Directors’ Deferred Compensation Plan which allows participants to defer receipt of fees earned as a director of the Company. Upon the death, retirement or resignation of a director, payment is made in the form of Company common stock. Total shareholders’ equity included $158,000 at December 31, 2002, equal to the market value at grant date of the 16,458 common shares issuable under this plan.

The Company established a Stock Option Income Deferral Plan in 2001, whereby option holders may elect a stock-for-stock exercise to defer to the plan shares equal in value to the taxable income that would have otherwise resulted from the option exercise. In 2001, 10,549 options were exercised pursuant to this plan. No options were exercised pursuant to this plan in 2002

10.    Employee Benefit Plans

The Company sponsors a noncontributory defined benefit pension plan covering all employees who meet certain eligibility requirements. Benefits are based on length of service and qualifying compensation. The Company’s policy is to fund the plan in accordance with the requirements of applicable regulations. Plan assets are invested in stock, bond, and money market investments. The Company’s measurement date is December 31 for pension accounting purposes. The pension plan’s funded status and amounts recognized in the Company’s financial statements are shown in the following table.

Years ended December 31 (in thousands)	2002	2001

Change in benefit obligation
Benefit obligation at beginning of year	$2,800	$2,497
Service cost	152	118
Interest cost	196	178
Actuarial loss	146	120
Benefits paid	(130)	(113)

Benefit obligation at end of year	$3,164	$2,800

Change in plan assets
Fair value of plan assets at beginning of year	$2,656	$2,983
Employer contribution	888	—
Loss on plan assets	(300)	(214)
Benefits paid	(130)	(113)

Fair value of plan assets at end of year	$3,114	$2,656

Funded status at end of year
Funded status	$(50)	$(144)
Unrecognized net transition obligation	(3)	(20)
Unrecognized net actuarial loss	1,070	432
Unrecognized prior service cost	(2)	(19)

Prepaid benefit cost (included in other assets)	$1,015	$249

Weighted average assumptions
Discount rate	6.75%	7.00%
Expected return on plan assets	8.50%	8.50%
Rate of compensation increase	5.00%	5.00%

Back to Contents

Components of net periodic pension expense (benefit) are as follows:

Years ended December 31 (in thousands)	2002	2001	2000

Service cost	$152	$118	$113
Interest cost	196	178	165
Expected return on plan assets, net	(221)	(271)	(287)
Net amortization and deferral	(5)	(35)	(70)

Net periodic pension expense (benefit)	$122	$(10)	$(79)

The Company also sponsors a defined contribution 401(k) savings plan, which includes a discretionary matching contribution by the Company equal to 35% of the employees’ contribution up to 6% of earnings. Savings plan expense totaled $69,000, $59,000 and $58,000 for the years 2002, 2001 and 2000, respectively. Additionally, the Company offers retirees participation in its medical insurance benefit program. No contribution is provided by the Company.

The Company has supplemental retirement plans for an active key employee and a retired key employee. The accrued liability for these plans (included in other liabilities) was $232,000 and $183,000 at December 31, 2002 and 2001, respectively. Plan expense was $55,000, $60,000 and $40,000 for the years 2002, 2001 and 2000, respectively. These plans were designed to offset the effect of tax law provisions which reduce pension benefits for highly paid employees. The Company purchased a bank-owned life insurance policy on the life of the active key employee. The death benefits will assist in the funding of the supplemental retirement plan liability. The Company will recover the cost of premium payments from the cash value of this policy. The cash surrender value of this policy was $3,039,000 and $2,891,000 at December 31, 2002 and 2001, respectively.

The Company owns additional life insurance policies on the lives of directors and certain officers. The death benefits are payable to the Company and a benefit will be paid to the participants representing a portion of the death benefits proceeds. The Company will recover the cost of premium payments from the cash value of these policies. The cash surrender value of these policies was $3,168,000 and $1,500,000 at December 31, 2002 and 2001, respectively.

Increases in cash surrender value of life insurance recorded in the income statement were $316,000 in 2002, $145,000 in 2001 and $147,000 in 2000.

11.    Income Taxes

Components of income tax expense are as follows:

Years ended December 31 (in thousands)	2002	2001	2000

Current:
Federal	$1,537	$1,204	$1,412
State	—	—	—

Total current	1,537	1,204	1,412
Deferred (including change in valuation allowance):
Federal	(94)	(7)	(178)
State	—	—	—

Total deferred	(94)	(7)	(178)

Total income tax expense	$1,443	$1,197	$1,234

The actual income tax expense differs from the “expected” income tax expense, computed by applying the statutory U.S. Federal corporate tax rate of 34% to income before income taxes, as follows:

Years ended December 31 (in thousands)	2002	2001	2000

Expected income tax expense at statutory rate	$1,666	$1,418	$1,514
(Decrease) increase in income tax resulting from:
Dividends received deduction	(195)	(219)	(270)
Increase in cash surrender value of life insurance	(89)	(49)	(50)
Other, net	61	47	40

Total income tax expense	$1,443	$1,197	$1,234

The Company made income tax payments of $1,650,000, $1,550,000 and $1,372,000 during the years ended December 31, 2002, 2001 and 2000, respectively.

The tax effects of temporary differences and net operating loss carryforwards that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented in the following table.

December 31 (in thousands)	2002	2001

Deferred tax assets:
Allowance for loan losses	$1,157	$1,123
State tax net operating loss carryforward	1,159	985
Depreciation of premises and equipment	20	29
Unrealized losses on securities	1,551	1,538
Other, net	642	390

Total gross deferred tax assets	4,529	4,065
Less: valuation allowance	(2,137)	(1,601)

Deferred tax assets, net of valuation allowance	2,392	2,464
Deferred tax liabilities:
Loan origination fees	(433)	(457)
Other	(597)	(302)

Total gross deferred tax liabilities	(1,030)	(759)

Net deferred tax assets	$1,362	$1,705

In order to fully realize the net deferred tax assets, the Company must either generate future taxable income or incur tax losses that can be carried back to prior years. Based on the Company’s historical and anticipated taxable income, Management believes that the Company will realize its net deferred tax assets.

Back to Contents

A deferred tax asset valuation allowance of $1,224,000 and $1,136,000 at December 31, 2002 and 2001, respectively, was established for the state portion of temporary differences (not including unrealized losses on securities) and state tax net operating loss carryforwards that may not be realized due to the expectation that there will be no state taxable income for the foreseeable future because of the passive investment company. As of December 31, 2002 and 2001, there is also a full valuation allowance of $913,000 and $465,000, respectively, for the federal and state tax effect of unrealized capital losses on equity securities and the state tax effect of temporary differences for other unrealized securities losses.

Total state tax net operating loss carryforwards of $23,413,000 are available at December 31, 2002, of which $4,145,000 expires in 2004 and the remainder expires between 2020 and 2022.

12.    Commitments and Contingencies

Future minimum rental payments required under operating leases that have remaining noncancellable lease terms as of December 31, 2002 are as follows: 2003 – $99,000; 2004 – $79,000; 2005 – $45,000; 2006 – $26,000; 2007 – $26,000; and $8,000 thereafter. Total rental expense under operating leases was $122,000, $118,000 and $125,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

In June 2002, the Company entered into an agreement to purchase real estate for expansion purposes for $610,000. This purchase was completed in January 2003.

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

13.    Financial Instruments With Off-Balance Sheet Risk

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the needs of its customers. The instruments involve, to varying degrees, credit risk, interest rate risk and liquidity risk in excess of the amounts recognized in the consolidated balance sheets. The off-balance sheet amounts related to these instruments are as follows:

December 31 (in thousands)	2002	2001

Commitments to extend credit:
Commitments to originate new loans:
Fixed rate	$20,331	$7,330
Variable rate	6,166	5,864
Unadvanced construction lines of credit	13,138	11,836
Unadvanced home equity credit lines	28,292	22,986
Unadvanced commercial lines of credit	6,557	7,592
Unadvanced reserve credit lines	434	431
Standby letters of credit	1,987	1,329
Commitments to purchase Government guaranteed loans	302	1,314

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

All of the Company’s outstanding standby letters of credit are performance standby letters of credit within the scope of FASB Interpretation No. 45. These are irrevocable undertakings by the Company, as guarantor, to make payments in the event a specified third party fails to perform under a nonfinancial contractual obligation. Most of the Company’s performance standby letters of credit arise in connection with lending relationships and have terms of one year or less. The maximum potential future payments the Company could be required to make equals the face amount of the letters of credit shown in the preceding table. The Company’s recognized liability for performance standby letters of credit was insignificant at December 31, 2002.

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

Back to Contents

The carrying amounts reported in the consolidated balance sheets for cash and short-term investments approximate those assets’ fair values. Fair values of securities were based on quoted market prices, which where available in most cases. For securities without quoted market prices and for loans, the fair values were estimated by discounting anticipated future cash flows using current interest rates on instruments with similar terms and credit characteristics. The carrying amount of accrued interest receivable approximates fair value.

The fair values of deposits with no stated maturity were, by definition, equal to their carrying amounts. The fair values of time deposits were based on the discounted value of contractual cash flows, estimated using discount rates equal to the interest rates offered at the valuation date for deposits of similar remaining maturities. The carrying amounts of short-term borrowings approximated their fair values. Rates currently available for debt with similar terms and remaining maturities were used to estimate the fair value of long-term borrowings. The carrying amount of accrued interest payable approximates fair value.

The fair values of the Company’s off-balance sheet financial instruments approximate their carrying amounts, which are insignificant at December 31, 2002 and 2001.

The following are the carrying amounts and estimated fair values of the Company’s financial assets and liabilities, none of which were held for trading purposes.

December 31	2002		2001

(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and cash equivalents	$18,461	$18,461	$15,314	$15,314
Securities available for sale	87,812	87,812	85,973	85,973
Securities held to maturity	5,372	5,984	12,397	11,987
Residential mortgage loans held for sale	11,942	12,050	3,507	3,517
Net loans	274,212	281,564	250,867	253,501
Accrued interest receivable	2,417	2,417	2,812	2,812
Bank-owned life insurance	6,207	6,207	4,391	4,391
Financial liabilities:
Deposits with no stated maturity	196,260	196,260	171,452	171,452
Time deposits	134,572	140,793	131,906	136,443
Borrowings, including trust preferred securities	54,510	60,067	57,069	61,631
Accrued interest payable	378	378	374	374

15.    Condensed Financial Statements of Alliance Bancorp of New England, Inc. (Parent Company)

Balance Sheets

December 31 (in thousands)	2002	2001

Assets
Cash and cash equivalents	$509	$197
Equity investment in subsidiaries	31,808	29,043
Due from subsidiaries	536	101
Other assets	130	177

Total assets	$32,983	$29,518

Liabilities and Shareholders’ Equity
Liabilities:
Subordinated notes payable to non-bank subsidiaries	$7,105	$7,105
Other liabilities	328	324

Total liabilities	7,433	7,429
Total shareholders’ equity	25,550	22,089

Total liabilities and shareholders’ equity	$32,983	$29,518

Income Statements

Years ended December 31 (in thousands)	2002	2001	2000

Dividends from subsidiaries	$1,025	$1,331	$790
Interest income from short-term investment	—	—	19
Interest expense on subordinated notes	(725)	(706)	(634)

Net interest and dividend income	300	625	175
Non-interest expenses	(497)	(252)	(199)

Income (loss) before income tax benefit and equity in net income of subsidiaries	(197)	373	(24)
Income tax benefit	433	345	297

Income before equity in net income of subsidiaries	236	718	273
Equity in undistributed net income of subsidiaries	3,222	2,257	2,947

Net income	$3,458	$2,975	$3,220

Back to Contents

Statements of Cash Flows

Years ended December 31 (in thousands)	2002	2001	2000

Operating Activities:

Net income	$3,458	$2,975	$3,220
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(3,222)	(2,257)	(2,947)
Other adjustments, net	158	106	(11)

Net cash provided by operating activities	394	824	262

Investing Activities:

Equity investment in subsidiaries	—	—	(3,405)

Financing Activities:

Notes issued to non-bank subsidiaries	—	—	3,605
Exercise of stock options	663	61	87
Cash dividends paid	(745)	(700)	(640)

Net cash (used) provided by financing activities	(82)	(639)	3,052

Net Change in Cash and Cash Equivalents	312	185	(91)

Cash and cash equivalents at beginning of the year	197	12	103

Cash and cash equivalents at end of the year	$509	$197	$12

Back to Contents

Consolidated Supplementary Financial Data (unaudited)

Selected Quarterly Financial Data

		2002				2001
(in thousands, except share data)	Q 4	Q 3	Q 2	Q 1	Q 4	Q 3	Q 2	Q 1

Net interest income	$3,195	$3,090	$3,069	$3,194	$3,138	$2,974	$3,009	$3,091
Provision for loan losses	47	64	65	172	116	75	62	72
Non-interest income	754	751	684	665	73	421	359	365
Non-interest expense	2,664	2,570	2,452	2,467	2,394	2,224	2,096	2,218

Income before income taxes	1,238	1,207	1,236	1,220	701	1,096	1,210	1,166
Income tax expense	356	346	371	370	194	275	389	339

Net income	$882	$861	$865	$850	$507	$821	$821	$827

Per Share Data:
Basic earnings per share	$0.34	$0.33	$0.34	$0.33	$0.20	$0.32	$0.32	$0.32
Diluted earnings per share	0.32	0.32	0.32	0.32	0.19	0.31	0.31	0.31
Cash dividends declared	0.075	0.075	0.068	0.068	0.068	0.068	0.068	0.068
Common stock price:
High	20.20	15.70	15.45	13.19	10.95	12.73	11.59	8.53
Low	14.40	12.94	12.55	10.68	9.41	10.73	8.18	7.61
Close	20.15	15.30	13.77	12.95	10.91	10.82	11.35	8.41

Net interest income declined in the second and third quarters of both 2001 and 2002 before the accumulated effect of falling short-term interest rates on interest income was offset by volume growth and time deposit repricing. Increases in the loan loss provision in the fourth quarter of 2001 and the first quarter of 2002 reflected higher impairment reserves.

Non-interest income benefited from fee income growth in 2002 and was affected by securities gains and losses, including a $515,000 decrease due to a writedown on a debt security deemed to be impaired on an other-than-temporary basis in the fourth quarter of 2001. Other-than-temporary impairments were also recognized in the third and fourth quarters of 2002, together with net realized gains on sales of securities.

Non-interest expense increased in the first and fourth quarters of 2001 due to conversion-related expenses. In 2002, expenses were higher in the second half of the year due to higher staff costs and legal fees.

Quarterly net income was flat in the first three quarters of 2001, declining in the fourth quarter principally due to the security writedown. Quarterly income in 2002 grew mainly in the first and fourth quarters due to higher net interest income. Quarterly data may not sum to annual data due to rounding.

Volume and Rate Analysis – FTE Basis

	2002 versus 2001 Change due to			2001 versus 2000 Change due to

(in thousands)	Volume	Rate	Total	Volume	Rate	Total

Interest income:
Loans	$1,603	$(2,527)	$(924)	$2,755	$(1,218)	$1,537
Securities available for sale	1,023	(1,046)	(23)	1,250	(408)	842
Securities held to maturity	(515)	25	(490)	(806)	(77)	(883)
Other earning assets	181	(250)	(69)	(432)	(358)	(790)

Total Change	2,292	(3,798)	(1,506)	2,767	(2,061)	706

Interest expense:
Deposits	1,170	(3,143)	(1,973)	892	(655)	237
Borrowings	219	(41)	178	211	48	259

Total Change	1,389	(3,184)	(1,795)	1,103	(607)	496

Net Change	$903	$(614)	$289	$1,664	$(1,454)	$210

Note: Changes attributable jointly to volume, rate and mix have been allocated proportionately.

Back to Contents

Contractual Maturities of Construction and Commercial Loans

December 31, 2002 (in thousands)	1 Year or Less	1-5 Years	Over 5 Years	Total

Construction loans:
Residential	$—	$—	$2,559	$2,559
Commercial	8,426	3,667	—	12,093
Commercial loans	6,776	17,763	97,610	122,149

Total	$15,202	$21,430	$100,169	$136,801

Interest rate sensitivity:
Predetermined rates	$797	$11,577	$37,256	$49,630

Variable rates	14,405	9,853	62,913	87,171
Total	$15,202	$21,430	$100,169	$136,801

Securities Cost and Fair Value

	2002		2001		2000

December 31 (in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Available for sale
U.S. Government and agency debt	$26,167	$26,326	$10,149	$10,105	$5,000	$4,963
U.S. Agency mortgage-backed debt	13,615	13,775	17,876	17,834	3,457	3,457
Other mortgage-backed debt	—	—	—	—	2,093	2,103
Trust preferred	17,551	16,998	24,526	22,452	24,122	20,896
Other corporate debt	15,841	14,277	22,047	21,408	6,042	6,053
Marketable equity	15,758	13,651	12,387	11,594	14,659	13,639
Non-marketable equity	2,785	2,785	2,580	2,580	2,281	2,281

Total available for sale	$91,717	$87,812	$89,565	$85,973	$57,654	$53,392

Held to maturity
U.S. Government and agency debt	$1,047	$1,112	$2,063	$2,107	$986	$1,002
U.S. Agency mortgage-backed debt	850	870	2,747	2,800	3,850	3,831
Other mortgage-backed debt	259	267	1,518	1,550	251	255
Trust preferred	—	—	—	—	3,098	3,001
Other corporate debt	3,216	3,735	6,069	5,530	14,828	14,099

Total held to maturity	$5,372	$5,984	$12,397	$11,987	$23,013	$22,188

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Back to Contents

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

	Director			Amount of Common Stock Beneficially Owned(1)
			Term to Expire
December 31, 2002 Members of the Board of Directors	Age	Since		Amount		Percent

Robert C. Boardman Mr. Boardman was formerly President of the Capital Area Health Consortium. Prior to this he served as Executive Director of Rockville General Hospital from 1974 through 1987. He retired in 2002.	70	1980	2004	22,432	(3)(7)	*

Joseph P. Capossela Mr. Capossela is an attorney and partner in the Vernon law firm of Kahan, Kerensky & Capossela, LLP.	58	1999	2003	7,370	(13)	*

Rodney C. Dimock Mr. Dimock is the Principal of Arrow Capital, LLC a private investment and consulting firm. He previously served as President of Aetna Realty Investors, Inc, and Cornerstone Properties Inc.	56	2001	2003	7,892	(14)	*

D. Anthony Guglielmo Mr. Guglielmo, Chairman of the Board, is President and owner of Penny-Hanley and Howley Co., Inc., an insurance agency. Mr. Guglielmo currently serves as a Connecticut State Senator.	62	1985	2005	70,201	(4)(10)	2.63%

Patrick J. Logiudice ** Mr. Logiudice serves as Executive Vice President of Alliance and is the Chief Lending Officer of its subsidiary, Tolland Bank.	56	2002	2004	81,676	(15)	3.00

Reginald U. Martin Mr. Martin is the managing partner of Insurance Planning Associates, an employee benefits sales and consulting firm in Tolland.	60	1999	2003	8,525	(11)	*

Douglas J. Moser Mr. Moser is a partner in the architectural firm of Moser Pilon & Nelson, which he established in 1980.	58	1991	2005	31,036	(2)(5)	1.16

Patricia A. Noblet Ms. Noblet is a Certified Residential Specialist with Sentry Real Estate Services in Vernon.	58	1999	2003	8,250	(11)	*

Kenneth R. Peterson Mr. Peterson, Vice Chairman of the Board, is a partner in Gardner and Peterson Associates, a land surveying and civil engineering firm where he has practiced since 1968.	57	1982	2004	34,544	(3)(9)	1.29

Matthew L. Reiser Mr. Reiser is a self-employed private investor. Formerly he was Vice President, American Management Systems (AMS), an international business and information technologies consulting firm until 2000.	56	2000	2005	8,580	(12)	*

Joseph H. Rossi Mr. Rossi serves as President and Chief Executive Officer of Alliance and Tolland Bank.	52	1995	2005	174,341	(6)(8)	6.23

Back to Contents

(1)	Except as otherwise noted, all beneficial ownership is direct and each beneficial owner exercises sole voting and investment power over the shares.

(2)	Includes currently exercisable options to purchase 18,476 shares.

(3)	Includes currently exercisable options to purchase 11,877 shares.

(4)	Includes currently exercisable options to purchase 9,678 shares.

(5)	Shared voting and investment power on all shares held, and includes 356 shares for which Mr. Moser disclaims beneficial ownership.

(6)	Includes currently exercisable options to purchase 130,411 shares.

(7)	Includes shared voting and sole investment on 1,098 shares held by his wife.

(8)	Includes shared voting and investment power on 23,318 shares held jointly with wife and 330 shares held jointly with minor children.

(9)	Includes shared voting and investment power on 14,298 shares held jointly with wife.

(10)	Includes 29,294 shares held by his wife and includes shared voting and investment power on 3,733 shares held jointly.

(11)	Includes currently exercisable options to purchase 8,140 shares.

(12)	Includes currently exercisable options to purchase 6,380 shares.

(13)	Includes currently exercisable options to purchase 7,260 shares.

(14)	Includes currently exercisable options to purchase 5,500 shares.

(15)	Includes currently exercisable options to purchase 54,211 shares, and includes shared voting and investment power on 273 shares held jointly with his wife. In addition to beneficially owned shares, there are 9,987 shares held in the Stock Option Income Deferral Plan for Mr. Logiudice.

(16)	Includes service on the Board of Directors of the Bank.

*	Less than one percent

**	Director William E. Dowty, Jr., retired from the Board of Directors on February 22, 2002. Under the Company’s bylaws, the vacancy for the unexpired term of Mr. Dowty was filled by the Board of Directors October 30, 2002. Patrick J. Logiudice will serve until 2004 when Mr. Dowty’s term expires.

Back to Contents

		Amount of Common Stock Beneficially Owned (1)
Executive Officers Who Are Not Directors	Age	Amount		Percent

David H. Gonci is Senior Vice President, Chief Financial Officer and Treasurer of Alliance and Tolland Bank.	50	87,137	(2)	3.21%
Cynthia S. Harris is Secretary of Alliance and Vice President and Secretary of Tolland Bank.	55	28,150	(3)	1.05

(1)	Except as otherwise noted, all beneficial ownership is direct and each beneficial owner exercises sole voting and investment power over the shares.
(2)	Includes currently exercisable options to purchase 49,866 shares, and includes shared voting and investment power on 35,513 shares held jointly with wife.
(3)	Includes currently exercisable options to purchase 7,500 shares, and includes shared voting and investment power on 8,857 shares held jointly with husband.

Board Meetings and Committees

The business of the Company’s and the Bank’s Boards of Directors is conducted through meetings and activities of the Boards and their committees. The Board of Directors of the Bank consists of those persons who serve as directors of the Company. Additionally, members of the Company’s committees serve on the identical committees of the Bank. Each current director attended at least 86% of the Tolland Bank and Alliance Board and committee meetings during the period he or she was a director and a committee member.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

There were no interlocking relationships where (a) an executive officer of Alliance or Tolland Bank served as a member of the compensation committee of another entity, one of whose executive officers served on the Compensation Committee of Alliance or Tolland Bank; (b) an executive officer served as a director of another entity, one of whose executive officers served on the Compensation Committee of Alliance or Tolland Bank; or (c) an executive officer of Alliance or Tolland Bank served as a member of the compensation committee of another entity, one of whose executive officers served as a director of Alliance or Tolland Bank.

ITEM 11.    EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to Joseph H. Rossi, Patrick J. Logiudice and David H. Gonci for each of the last three fiscal years. No other executive officer of the Company or the Bank earned a total salary and bonus in excess of $100,000 or served as Chief Executive Officer of the Company or the Bank during the last fiscal year.

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation

Name and Principal Position	Year(2)	Salary	Bonus	Other Annual Compensation(1)	Securities Underlying Options(3)

Joseph H. Rossi,	2002	$210,000	$25,000	$66,688	50,000
President and CEO	2001	175,254	—	62,511	—
	2000	168,513	30,000	58,166	—

Patrick J. Logiudice	2002	121,256	15,000	2,439	35,000
Exec. Vice President	2001	116,789	2,000	2,345	1,000
	2000	112,297	20,509	2,255	—

David H. Gonci	2002	114,068	15,000	2,395	35,000
Senior Vice President,	2001	105,835	2,000	2,222	1,000
CFO, Treasurer	2000	101,764	10,176	2,137	—

(1)	Consists of employer 401(k) contributions and other perquisites, and in the case of Mr. Rossi $55,323, $51,704 and $48,321 for years 2002, 2001 and 2000, respectively for the incremental vested value of the SERP benefit.
(2)	The Company’s fiscal year ends December 31.
(3)	The exercise price is equal to the closing price of the Company’s stock on the date of the grant.

Back to Contents

Bonus Plan

The Board of Directors has adopted the Tolland Bank Bonus Plan (the “Bonus Plan”) to provide a means for officers and employees of the Bank to be rewarded for outstanding contributions toward corporate objectives. The Bonus Plan has three elements: a short-term bonus, a long-term bonus, and an instant reward bonus. The short-term bonus is a cash bonus, awarded annually, on a discretionary basis, from a bonus pool which is based on the Bank’s average annual return on assets. Long-term bonuses typically consist of awards of stock options pursuant to the 1997 Stock Incentive Plan. Instant rewards are cash awards of $50 to $2,500, payable to employees, for outstanding accomplishments beyond normal job responsibilities. The Bonus Plan is a discretionary plan administered by the Personnel Committee of the Board of Directors, and is subject to change from year to year.

Option Grants in Last Fiscal Year

December 31, 2002		Individual Grants

Name	Number of securities Underlying Options Granted (#)	Percentage of Total Options Granted to Employees in Fiscal Year	Exercise of Base Price ($/Sh)	Expiration Date	Grant Date Present Value(1)

Joseph H. Rossi	50,000	36%	$17.70	11/26/12	$197,500
Patrick J. Logiudice	35,000	25	17.70	11/26/12	138,250
David H. Gonci	35,000	25	17.70	11/26/12	138,250

Based on the Black-Scholes option pricing model. The actual value, if any, ultimately depends on the market value of the stock on the date of exercise. The assumptions used in estimating the present value of the options include a 2.00% dividend yield, 31.12% expected volatility, an 8 year expected life, and a 4.08% risk free interest rate.

Stock Option Income Deferral Plan

The Stock Option Income Deferral Plan permits certain members of management and directors to defer recognition of their income when stock options are exercised. Under the Plan, the number of shares equivalent in value to the income that would have been realized when the options are exercised are transferred to the Plan. Because actual ownership of the underlying stock is deferred, required taxes are paid at a later date, which is the date that the shares are paid under the Plan pursuant to the election of the participant at the time of the deferral, subject to additional provisions of the Plan, although the Plan provides that the Participant shall elect the time for distribution within the times that the Personnel Committee allows such elections. Only one individual, Mr. Logiudice, has elected to use the Stock Option Income Deferral Plan to defer taxable income, with 9,987 shares held in the plan.

Aggregated Option Exercises and Year-End Option Values

The following table sets forth the number of shares acquired on the exercise of stock options and the aggregated gains realized on the exercise during fiscal 2002 by Mr. Rossi, Mr. Logiudice and Mr. Gonci. The table also sets forth the number of shares covered by exercisable and unexercisable options held by Mr. Rossi, Mr. Logiudice and Mr. Gonci on December 31, 2002, and the aggregated gains that would have been realized if the unexercised options had been exercised on December 31, 2002.

Name	Shares Acquired On Exercise During Fiscal 2002	Value Realized	Number of Shares Covered by Unexercised Options on 12/31/02		Value of Unexercised In-The-Money Options As Of 12/31/02(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable

Joseph H. Rossi	20,000	$293,600	130,411	—	$1,129,710	—
Patrick J. Logiudice	20,000	230,772	54,211	—	282,167	—
David H. Gonci	20,000	221,080	49,866	—	236,522	—

(1)	Equals the difference between the aggregated exercise price of such options and the aggregate fair market value of the common stock that will be received upon exercise, assuming such exercise occurred on Monday, December 31, 2002, upon which the last sale of the common stock on the AMEX for the year 2002 was $20.15 per share.

Back to Contents

Executive Employment Agreements

The Board of Directors of the Company, on December 10, 2002, approved three employment agreements (the “Agreement” or “Agreements”) for its principal Executive Officers – Chief Executive Officer and President, Joseph H. Rossi, Chief Financial Officer David H. Gonci, and Chief Lending Officer Patrick J. Logiudice (the “Executive” or “Executives”). The Agreements are identical in nature except for the Executive’s base salary reference amount on the effective date of the Agreements. The initial term of the Agreements is thirty-six (36) months with additional one year extensions (barring notice by either party of intention not to renew) on the anniversary date. The Agreements provide payment of base compensation to the Executives which may be increased (but not reduced below base compensation on the effective date of the Agreement) pursuant to the Board’s annual base salary determinations. During the term of the Agreement, if the Executive is terminated by the Employer for any reason other than for just cause, or if the Executive resigns after material changes in the circumstances of Executive’s employment, the Executive is entitled to receive, for the remaining term of the Agreement, an amount equal to his base salary and compensation plus the value of any stock options that were granted to the Executive but which were not exercisable on the date of termination, and the value of all employee benefits that would have been provided to the Executive during the term of the Agreement. The Executive, upon termination, may not compete with the Company for one (1) year in any city, town or anywhere in Tolland County in which the Employer has an office or has filed an application for an office. Executive and his dependents are also permitted under the Agreement to participate in welfare benefit programs of the Company until the term of the Agreement expires or the Executive obtains other employment.

The Agreement also provides for payments to the Executives following termination of employment upon the occurrence of a Change in Control of the Company or the Bank. The payment will be triggered following a Change in Control if the Executive is dismissed, if the Executive resigns following a change in the circumstances of his employment, or if Executive resigns for any reason during a “window period” that will begin 90 days from the effective date of the Change in Control and ends 180 days after the effective date of Change in Control. Under the Agreement, upon termination the Executive would receive three times his highest annual compensation for the three taxable years preceding the effective date of the Change in Control which includes base salary and any other taxable income including bonus, severence payments, contributions to qualified or non-qualified plans, amounts relating to the granting, vesting or exercise of restricted stock or stock option awards (limited to 20,000 exercised options) and fringe benefits. The Agreement also contains gross up provisions designed to compensate Executive for any excise tax under §4999 of the Internal Revenue Code which may be required. This provision is designed to provide gross up payments to the Executive for the amounts to pay the excise tax as well as any additional state or federal taxes resulting from the payment of three times annual compensation following the Executive’s termination as a result of a Change in Control.

Change in Control Agreements

The Company also has Change in Control Agreements (the “Control Agreements”) adopted on December 10, 2002 with Cynthis S. Harris, Gerald D. Coia and Karen Ouimet-Matusek (the “Officers”). The Agreements have a term of thirty-six (36) months, which may be extended for an additional twelve (12) month term unless notice is provided by either the Company or the Officers. The Control Agreements provide payments equal to three times annual compensation in the event of a Change in Control. In the event of a Change in Control, the Control Agreement also provides for continuation of welfare benefits programs for the Executive and dependents for five (5) years following termination.

401(k) Plan

In 1991, the Bank established the Tolland Bank 401(k) Savings Plan (the “401(k) Plan”), a defined contribution contributory profit sharing plan designed to comply with Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”). Each full-time and regular part-time employee with 30 days of service is eligible to participate in this plan.

Under the 401(k) Plan, a participant may defer a minimum of 2% of his or her before-tax compensation from the Bank (subject to certain limitations) as a contribution under this plan. The Bank will make matching contributions equal to 35% of the first 6% of each participant’s contributions and participants are offered eighteen different investment vehicles for their accounts. Participants are 100% vested at all times in their contributions and the income earned thereon. Participants become 100% vested in the Bank’s matching contributions after four years of service or earlier upon retirement, permanent disability, death or attaining age 65. Benefits under the 401(k) Plan will be paid at retirement, disability, death or other termination of employment with the Bank. Benefits may be paid in a lump sum or in installments, depending on certain factors. The 401(k) Plan also permits participants to make early withdrawals from their accounts (subject to certain limitations) in case of hardship and to borrow against their accounts.

Back to Contents

Pension Plan

The Bank maintains a defined benefit pension plan (the “Pension Plan”) that is designed to satisfy the requirements for tax qualification set forth in the Internal Revenue Code of 1986, as amended (the “Code”). Under the Pension Plan, the Bank makes annual contributions, which are actuarially determined, for the benefit of eligible employees. Expenses for administering the Pension Plan are paid out of Pension Plan assets and also directly by the Bank. Employee contributions are not required.

The Pension Plan covers each full-time and regular part-time employee who was hired prior to his or her 60th birthday, who has completed at least one year of service and worked a minimum of 1,000 hours in that year, and who has attained age 21. The Pension Plan contains automatic spousal coverage for all eligible participants.

The Pension Plan generally provides for monthly benefit payments (in straight line annuity amounts) to the participant as of the date the participant retires. For employees who made contributions, the normal form of benefit payment is a modified cash refund. A Pension Plan participant is eligible to receive an actuarially-reduced early retirement benefit if he or she is within ten years of his or her normal retirement date, has separated from service and has completed at least ten years of service. In most cases, an employee will become a fully-vested participant when he or she completes five years of service. Participants who remain in service past their normal retirement date are eligible for an actuarially-increased retirement benefit based on the amount of their normal retirement benefit. If a participant terminates service after he or she becomes eligible for early retirement, the vested percentage will be 100%. The Pension Plan is integrated with the Social Security System.

The amount of a participant’s benefit is based on average yearly earnings (including base salary and bonus) during the participant’s highest five consecutive years during his or her last ten years of credited service multiplied by his or her credited service as an active participant in the eligible class (not to exceed 30 years of service).

The table set forth below illustrates annual pension benefits payable for life at age 65 in 2002 under the Pension Plan provisions for various levels of compensation and years of service.

Compensation covered by the Plan includes average salary and bonus for the five highest years. The maximum compensation covered by the Plan is the lesser of actual average compensation or $200,000. Messers, Rossi, Logiudice and Gonci have 8, 9 and 11 years of service respectively. Benefits are computed on a straight-life annuity basis, and are not subject to any deduction for Social Security or other off set amounts.

PENSION PLAN TABLE
	Years of Credited Service at Retirement Age 65
Final Average Compensation
	15	20	25	30	35

$125,000	$30,200	$40,300	$50,300	$60,400	$70,500
150,000	36,900	49,300	61,600	73,900	86,200
175,000	43,700	58,300	72,800	87,400	102,000
200,000	50,400	67,300	84,100	100,900	117,700

Other Programs

The Company owns additional life insurance policies on the lives of officers and directors. See Note 10, “Employee Benefit Plans,” in Item 8 for additional information. Also, the Company has supplemental retirement plans for an active (employee) director and a retired (employee) director. See Note 10, “Employee Benefit Plans,” in Item 8 for additional information. The Company also maintains a Stock Option Plan for officers and other employees. See Note 9, “Shareholders’ Equity,” in Item 8 for additional information.

Directors’ Fees

Directors receive retainer fees as follows: Chairman – $11,000 annually; Vice Chairman – $10,500 annually; and members – $10,000 annually. Retainer fees are paid quarterly. Directors also receive a fee for each meeting attended. Members of the Board receive $650 and members of the committees receive $550 per meeting attended. While the Chairman of the Board receives $750, each committee’s chairman receives $650. The Vice Chairman of the Board receives $700 and each committee vice–chairman receives $650 for each meeting attended. It is the policy of the Company not to pay directors’ fees to Executive Officers of the Company who also serve as directors.

Back to Contents

Directors’ Deferred Compensation Plan

The Company implemented a Directors’ Deferred Compensation Plan (the “Deferred Compensation Plan”) during 1997 to permit directors to defer recognition of income on fees that they received as directors. Under the Deferred Compensation Plan, directors can defer receipt of annual retainer fees and defer federal income taxation on deferred amounts until the year in which benefits are actually received by a participating director. Directors may benefit from the ability to defer taxes to a date when their taxable income is less and tax brackets lower.

Under the Code, deferred fees are deemed to be liabilities of Alliance, and the directors are deemed to be general creditors. Deferred directors’ fees are held until a director ceases to be a director for any reason. Thus, upon the director’s death, retirement or resignation, such fees shall be paid in the form of stock in a lump sum within 60 days after the participant terminated his services as a director. The Deferred Compensation Plan is administered by the Personnel Committee. The stock liability will be credited on the date such fees are earned and will be based on the price of the Common Stock for such dates. The number of Directors participating in the Deferred Compensation Plan is four.

The four directors who defer directors fees under the deferred compensation plan are Messers, Guglielmo, Moser, Peterson, and Ms. Noblet. The amount of the Company’s common stock held by the plan on behalf of such directors is 3,427, 3,427, 3,427 and 2,752 shares respectively. As a past participant in the plan, Mr. Boardman has 3,427 shares of the Company’s Common stock held by the Plan on his behalf.

Directors’ Options

Directors also participate in the 1999 Non-Employee Directors’ Stock Option Plan. Under the Plan, directors receive options based on continued service on the Board of Directors at their fair market value. The Plan was amended at the November 2002 meeting of the Board. Under the amendment, all non-employee directors, on the Effective Date, received non-statutory stock options to purchase 9,500 shares of Company stock at fair market value on the effective date of the grants, December 2, 2002. The options vest over a five year period at a rate of 20% per year, with 100% vesting upon the fifth anniversary of the award. In addition, options subject to vesting become 100% vested upon a director’s retirement in accordance with the Company’s written retirement policies for non-employee directors, upon a change in control of the Company or Tolland Bank, or upon a failure of a Board nominated director to be elected by shareholders.

Tolland Bank Directors’ Retirement Plan

The Board of Directors also adopted at its November 2002 meeting a Tolland Bank Directors’ Retirement Plan which provides payments to former directors upon retirement from the Board. Directors are fully vested in the Plan upon the completion of five (5) years of service on the Board. The annual benefit provided under the plan is $1,000 multiplied by the participant’s number of years of service up to a maximum of 20 years, or $20,000 (the “Full Benefit”). The benefit shall be paid to the participant for a period of ten (10) years. To receive the retirement benefit, directors must agree not to serve in a similar directorial capacity with another financial institution or business which materially competes with the Company for a period of one year. A change in control of the Company or Tolland Bank or the failure of a Board nominated director to be elected by shareholders would enable an eligible director to receive the Full Benefit. Directors terminated for just cause, including a gross or willful failure to perform a substantial portion of duties or responsibilities as a director, may not receive benefits.

Back to Contents

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table which follows sets forth information as of December 31, 2002, with respect to principal beneficial ownership of Common Stock by any person (including any “group” as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) who is known to the Company to be the beneficial owner of more than 5% of the Company’s Common Stock and with respect to ownership of Common Stock by all directors and executive officers of the Company as a group.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned(1)		Percent of Class (2)

Lawrence B. Seidman 100 Misty Lane, PO Box 5430 Parsippany, NJ 07054	208,497	(3)	7.82%

Joseph H. Rossi c/o Alliance Bancorp of New England, Inc. 348 Hartford Turnpike Vernon, CT 06066	174,341	(4)	6.23

Towle & Co. 12855 Flushing Meadow Drive St. Louis, MO 63131	143,255	(5)	5.37

Wellington Management Co LLP 75 State Street Boston, MA 02109	139,485	(6)	5.23

All directors and executive officers As a group (13 persons)	570,134	(7)	21.37

(1)	Based on information provided by the respective beneficial owners and on filings with the Securities and Exchange Commission made pursuant to the Securities Exchange Act of 1934.
(2)	Based on 2,667,506 shares of common stock issued and outstanding as of December 31, 2002.
(3)	Based solely on information provided in a Schedule 13D filed with the Securities and Exchange Commission by Mr. Seidman. This includes shares owned by Mr. Seidman, Seidman and Associates, L.L.C. and other affiliates of Mr. Seidman.
(4)	Includes currently exercisable options to purchase 130,411 shares.
(5)	Based solely on information provided in a Schedule 13D filed with the Securities and Exchange Commission by Towle & Co. This includes 43,997 shares with sole voting and dispositive power and 99,258 shares for which the reporting person has discretionary authority under shared dispositive power.
(6)	Based solely on information provided in a Schedule 13G filed with the Securities and Exchange Commission. All shares are held with shared voting and dispositive power.
(7)	Includes currently exercisable options granted to directors and executive officers to purchase an aggregate of 329,316 shares. The figures are based on beneficial ownership information provided by the directors and officers.

Reports of Changes in Beneficial Ownership

Based upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the fiscal year ending December 31, 2002, Form 5 and amendments thereto furnished to the Company with respect to the fiscal year ending December 31, 2002, and written representations from all reporting persons, all statements required by rules promulgated by the Securities and Exchange Commission under Section 16 of the Securities Exchange Act of 1934 were timely filed.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Bank has had, and expects to have in the future, banking transactions with directors, officers and their associates on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with others, which do not involve more than the normal risk of collectibility or present other unfavorable features.

The aggregate of all extensions of credit to directors, officers and their associates had a high balance of $735,751 in 2002 (representing 2.6% of the Bank’s equity capital at that time), and a balance of $549,216 at December 31, 2002 (representing 1.7% of the Bank’s equity capital at that time) including $225,000 of unused lines of credit.

The law firm of Kahan, Kerensky & Capossela, LLP, of which Joseph P. Capossela is a partner, has provided legal services to the Company in 2002.

ITEM 14.    CONTROLS AND PROCEDURES

Based on their evaluation as of a date within 90 days of the filing of this Form 10-K, the Company’s Chief Executive Officer, Joseph H. Rossi and Chief Financial Officer, David H. Gonci, have concluded the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

Back to Contents

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)i	The consolidated financial statements of Registrant and its subsidiaries are included within Item 8 of this report.

(a)ii	All schedules have been omitted as the required information is either included or is not applicable.

(a)iii	See the exhibits listed below under 15(c).

(b)	Reports on Form 8-K for Fourth Quarter

	i.	On November 4, 2002, the Company filed a Form 8-K reporting, under Item 9, an appointment to the Board of Directors.

	ii.	On November 14, 2002, the Company filed a Form 8-K reporting, under Item 9, certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	iii.	On December 13, 2002, the Company filed a Form 8-K reporting, under Item 9, the engagement of an investment banking firm.

	iv.	On December 17, 2002, the Company filed a Form 8-K reporting, under Item 9, an announcement about the annual meeting and review of strategic alternatives.

(c)	Exhibit Index

The exhibits listed below are included with this Report or are incorporated herein by reference to an identified document previously filed with the Securities and Exchange Commission as set forth parenthetically.

	3(i)	Certificate of Incorporation of Registrant (Exhibit 99.1 to the Registration Statement on Form 8-A filed September 23, 1997).
	3(ii)	Bylaws of Registrant (Exhibit 99.2 to the Registration Statement on Form 8-A filed September 23, 1997).
	10(i)	Alliance Bancorp of New England, Inc. employment agreements for Joseph H. Rossi, Patrick J. Logiudice and David H. Gonci.
	10(ii)	1997 Stock Incentive Plan for Directors, Officers and Key employees (Exhibit 4.3 to the Registration Statement on Form S-8 filed November 6, 1997).
	10(iii)	Supplemental Executive Retirement Plan and Agreement between Tolland Bank and Joseph H. Rossi, dated December 14, 1999. (Exhibit 10(iii) to the report filed with the SEC on Form 10-K on March 30, 2000).
	10(iv)	Directors’ Deferred Compensation Plan (Exhibit 10(iv) to the Report on Form 10-K filed on March 27, 1998).
	10(v)	1999 Stock Option Plan for Non-Employee Directors (Exhibit 4.3 to the Registration Statement on Form S-8 filed October 28, 1999).
	10(vi)	Cash Bonus Plan (Exhibit 10(vi) to the Report on Form 10-K filed on March 27, 1998).
	10(vii)	Stock Option Income Deferral Plan (Exhibit 10 (vii) to the Report on Form 10-K filed on March 6, 2002).
	10(viii)	Bank Owned Life Insurance Plan (Exhibit 10 (viii) to the Report on Form 10-K filed on March 6, 2002).
	10(ix)	Alliance Bancorp of New England, Inc. change in control agreements for Gerald Coia, Cynthia Harris, and Karen Ouimet-Matusek.
	10(x)	Tolland Bank Directors’ Retirement Plan.
	10(xi)	Amendments to the 1999 Stock Option Plan for Non-Employee Directors.
	21.	Subsidiaries of Registrant.
	23.	Independent Auditors’ Consent.
	99.1	Certification by Joseph H. Rossi, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	99.2	Certification by David H. Gonci, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Back to Contents

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 25, 2003.

ALLIANCE BANCORP OF NEW ENGLAND, INC.

by

/s/ Joseph H. Rossi

Joseph H. Rossi
President/Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors and officers on behalf of the Company on March 25, 2003:

/s/ Robert C. Boardman	/s/ Douglas J. Moser

Robert C. Boardman	Douglas J. Moser
Director	Director

/s/ Joseph P. Capossela	/s/ Patricia A. Noblet

Joseph P. Capossela	Patricia A. Noblet
Director	Director

/s/ Rodney C. Dimock	/s/ Kenneth R. Peterson

Rodney C. Dimock	Kenneth R. Peterson
Director	Vice Chairman

/s/ D. Anthony Guglielmo	/s/ Matthew L. Reiser

D. Anthony Guglielmo	Matthew L. Reiser
Chairman	Director

/s/ Patrick J. Logiudice	/s/ Joseph H. Rossi

Patrick J. Logiudice	Joseph H. Rossi
Director/Executive Vice President	Director/President/Chief Executive Officer

/s/ Reginald U. Martin	/s/ David H. Gonci

Reginald U. Martin	David H. Gonci
Director	Senior Vice President/Chief Financial Officer/Treasurer

Back to Contents

Form 10-K Certification

I, Joseph H. Rossi, certify that:

1.	I have reviewed this annual report on Form 10-K of Alliance Bancorp of New England, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

	a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date“); and

	c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003		/s/ Joseph H. Rossi

Joseph H. Rossi President/CEO

Back to Contents

Form 10-K Certification

I, David H. Gonci, certify that:

1.	I have reviewed this annual report on Form 10-K of Alliance Bancorp of New England, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
	a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

	d.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

	e.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003		/s/ David H. Gonci

David H. Gonci Senior Vice President/CFO