Form 10-Q
period 2003-03-31
ALLIANCE BANCORP OF NEW ENGLAND INC
filed 2003-05-15
CIK 1046002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

 FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-13405

ALLIANCE BANCORP OF NEW ENGLAND, INC.
(Exact name of registrant as specified in its charter)

Delaware	06-1495617
(State of incorporation)	(I.R.S. Employer Identification No.)

348 Hartford Turnpike, Vernon, Connecticut	06066
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code) (860) 875-2500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES     NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES    NO

The number of shares of the registrant’s Common Stock outstanding as of May 8, 2003 was 2,678,504 shares.

Available on the web at www.alliancebancorp.com

Back to Contents

Back to Contents

Alliance Bancorp of New England, Inc.
Consolidated Balance Sheets (Unaudited)

	March 31, 2003	December 31, 2002

(in thousands, except share data)
Assets
Cash and due from banks	$14,546	$13,941
Short-term investments	16,359	4,520

Total cash and cash equivalents	30,905	18,461

Securities available for sale (at fair value)	89,556	87,812

Securities held to maturity (fair value of $5,984 in 2002)	—	5,372

Loans held for sale	6,939	11,942

Residential mortgage loans	81,534	78,717
Commercial mortgage loans	95,577	94,692
Other commercial loans	39,927	39,550
Consumer loans	38,289	39,547
Government guaranteed loans	24,037	25,756

Total loans	279,364	278,262
Less: Allowance for loan losses	(4,075)	(4,050)

Net loans	275,289	274,212

Premises and equipment, net	5,651	5,104
Accrued interest income receivable	2,407	2,417
Cash surrender value of life insurance	6,283	6,207
Other assets	3,791	2,987

Total assets	$420,821	$414,514

Liabilities and Shareholders’ Equity
Demand deposits	$35,984	$35,600
NOW deposits	39,072	39,091
Money market deposits	43,616	43,964
Savings deposits	79,386	77,605
Time deposits	132,625	134,572

Total deposits	330,683	330,832

Borrowings	60,705	54,510
Other liabilities	2,163	3,622

Total liabilities	393,551	388,964

Preferred stock, $0.01 par value; 100,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; authorized 4,000,000 shares; issued 2,879,103 in 2003 and 2,868,105 in 2002; outstanding 2,678,504 in 2003 and 2,667,506 in 2002	29	29
Additional paid-in capital	12,840	12,791
Retained earnings	19,905	19,183
Accumulated other comprehensive loss, net	(2,395)	(3,344)
Treasury stock (200,599 shares)	(3,109)	(3,109)

Total shareholders’ equity	27,270	25,550

Total liabilities and shareholders’ equity	$420,821	$414,514

See accompanying notes to consolidated financial statements.

Back to Contents

Alliance Bancorp of New England, Inc.
Consolidated Income Statements (Unaudited)

Debt securities
	Three Months Ended March 31,

	2003	2002

(in thousands, except share data)
Interest and Dividend Income
Loans	$4,558	$4,520
Debt securities	903	1,337
Dividends on equity securities	203	185
Short-term investments	21	25

Total interest and dividend income	5,685	6,067

Interest Expense
Deposits	1,651	2,110
Borrowings	827	763

Total interest expense	2,478	2,873

Net Interest Income	3,207	3,194
Provision For Loan Losses	46	172

Net interest income after provision for loan losses	3,161	3,022
Non-Interest Income
Service charges and other income	912	493
Net (losses) gains on securities and other assets	(77)	172

Total non-interest income	835	665
Non-Interest Expense
Compensation and benefits	1,589	1,310
Occupancy	208	173
Data processing services and equipment	307	308
Office and insurance	166	163
Purchased services	251	314
Other	148	199

Total non-interest expense	2,669	2,467

Income before income taxes	1,327	1,220
Income tax expense	404	370

Net Income	$923	$850

Share Data
Basic earnings per share	$0.34	$0.33

Diluted earnings per share	$0.33	$0.32

Average basic shares outstanding	2,694,041	2,573,334
Average additional dilutive shares	132,467	110,033

Average diluted shares	2,826,508	2,683,367

See accompanying notes to consolidated financial statements.

Back to Contents

Alliance Bancorp of New England, Inc.
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Common stock	Additional paid-In capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total

(in thousands, except share data)
2002
Balance, December 31, 2001	$25	$11,577	$16,473	$(2,877)	$(3,109)	$22,089
Comprehensive income
Net income			850			850
Unrealized losses on securities, net of reclassification adjustment				(658)		(658)

Comprehensive income						192
Dividends declared ($0.068 per share)			(175)			(175)
Exercise of stock options		9				9

Balance, March 31, 2002	$25	$11,586	$17,148	$(3,535)	$(3,109)	$22,115

2003
Balance, December 31, 2002	$29	$12,791	$19,183	$(3,344)	$(3,109)	$25,550
Comprehensive income
Net income			923			923
Unrealized gains on securities, net of reclassification adjustment				949		949

Comprehensive income						1,872
Dividends declared ($0.075 per share)			(201)			(201)
Directors’deferred stock compensation		11				11
Exercise of stock options		38				38

Balance, March 31, 2003	$29	$12,840	$19,905	$(2,395)	$(3,109)	$27,270

Disclosure of reclassification amount
	2003	2002

Three months ended March 31 (in thousands)
Unrealized holding gains (losses) arising during the period, net of income tax effect of ($463) and $281, respectively (Note 3)	$898	$(545)
Reclassification adjustment for losses (gains) included in net income, net of income tax effect of ($26) and $59, respectively	51	(113)

Net unrealized gains (losses) on securities	$949	$(658)

See accompanying notes to consolidated financial statements.

Back to Contents

Alliance Bancorp of New England, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Three months ended March 31,

	2003	2002

(in thousands)
Operating Activities:
Net income	$923	$850
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	46	172
Depreciation and amortization	42	87
Net losses (gains) on securities and other assets	77	(172)
Loans originated for sale	(23,674)	(6,660)
Proceeds from loans sold	28,677	8,125
(Decrease) increase in other liabilities	(1,459)	41
Decrease in accrued interest income receivable	10	199
(Increase) decrease in other assets	(1,162)	125

Net cash provided by operating activities	3,480	2,767

Investing Activities:
Securities available for sale:
Proceeds from repayments and maturities	4,158	1,570
Proceeds from sales	4,529	8,778
Proceeds from calls	5,430	1,000
Purchases of securities	(9,544)	(3,042)
Securities held to maturity:
Proceeds from amortization and maturities	286	1,153
Proceeds from calls	—	1,000
Net increase in total loans	(1,122)	(5,154)
Purchases of premises and equipment	(656)	(24)

Net cash provided by investing activities	3,081	5,281

Financing Activities:
Net (decrease) increase in interest-bearing deposits	(533)	18,822
Net increase in demand deposits	384	2,032
Proceeds from FHLBB advances	85,542	11,568
Principal repayments of FHLBB advances	(79,347)	(18,037)
Net decrease in other borrowings	—	(2,100)
Exercise of stock options	38	9
Cash dividends paid	(201)	(175)

Net cash provided by financing activities	5,883	12,119

Net Increase in Cash and Cash Equivalents	12,444	20,167
Cash and cash equivalents at beginning of the period	18,461	15,314

Cash and cash equivalents at end of the period	$30,905	$35,481

Supplemental Information on Cash Payments
Interest	$2,294	$2,889
Income taxes	—	300

Supplemental Information on Non-cash Transactions
Securities transferred to available for sale	5,087	1,057

See accompanying notes to consolidated financial statements.

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

Note 2.   Stock Options

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

	Three months ended March 31,

	2003	2002

(in thousands, except share data)

Net income, as reported	$923	$850
Deduct total stock-based compensation expense determined under the fair-value-based method, net of related tax effects	—	(6)

Pro forma net income	$923	$844

Basic earnings per share
As reported	$0.34	$0.33
Pro forma	0.34	0.33
Diluted earnings per share
As reported	0.33	0.32
Pro forma	0.33	0.31

There were 2,200 stock options granted in the first three months of 2002. None were granted in 2003. The fair value of options granted was estimated using the Black-Scholes option-pricing model in accordance with the weighted-average assumptions indicated below. The resulting weighted-average fair value was $2.73 in 2002.

Assumptions used for grants made in the quarter ended March 31
	2003	2002

Expected dividend yield	—	2.00%
Expected volatility	—	31.12%
Risk free interest rate	—	5.41%
Expected life (years)	—	8.0

A summary of the status of the Company’s stock options as of March 31, 2003 and December 31, 2002 is presented in the following table.

	March 31, 2003		December 31, 2002

	Shares	Weighted-Avg Exercise Price.	Shares	Weighted-Avg Exercise Price

Outstanding at beginning of year	427,256	$13.04	290,959	$7.56
Granted	—	—	232,040	17.45
Exercised	(10,998)	3.47	(94,643)	7.00
Forfeited	—	—	(1,100)	12.04

Outstanding at period end	416,258	$13.29	427,256	$13.04

Options exercisable at period end	327,558	$12.16	338,556	$11.88

Shares reserved for future grants	31,198		31,198

Back to Contents

Note 3.   Securities

Information concerning the securities portfolio is summarized below as of March 31, 2003 and December 31, 2002.

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

March 31, 2003 (in thousands)
Securities available for sale
U.S. Government and agency debt	$22,113	$287	$—	$22,400
U.S. Agency mortgage-backed debt	19,516	158	(28)	19,646
Other mortgage-backed	188	7	—	195
Trust preferred	17,542	426	(427)	17,541
Other corporate debt	14,798	203	(859)	14,142
Marketable equity	15,052	67	(2,308)	12,811
Non-marketable equity	2,821	—	—	2,821

Total available for sale	$92,030	$1,148	$(3,622)	$89,556

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

December 31, 2002 (in thousands)
Securities available for sale
U.S. Government and agency debt	$26,167	$159	$—	$26,326
U.S. Agency mortgage-backed debt	13,615	160	—	13,775
Trust preferred	17,551	229	(782)	16,998
Other corporate debt	15,841	207	(1,771)	14,277
Marketable equity	15,758	188	(2,295)	13,651
Non-marketable equity	2,785	—	—	2,785

Total available for sale	$91,717	$943	$(4,848)	$87,812

Securities held to maturity
U.S. Government and agency debt	$1,047	$65	$—	$1,112
U.S. Agency mortgage-backed debt	850	20	—	870
Other mortgage-backed debt	259	8	—	267
Other corporate debt	3,216	530	(11)	3,735

Total held to maturity	$5,372	$623	$(11)	$5,984

During the most recent quarter, the held to maturity category was eliminated and the entire portfolio was transferred to available for sale. It is the Company’s intent that purchases of investment securities will be accounted for as available for sale for the foreseeable future. Ten securities with an amortized cost totaling $5.1 million were transferred to available for sale from held to maturity. The transfer resulted in an additional unrealized gain of $415 thousand (net of income taxes of $214 thousand) which was recorded as a decrease in the accumulated other comprehensive loss.

Note 4.   Nonperforming Loans

Following is information about the Company’s nonaccruing loans and impaired loans.

	March 31, 2003	December 31, 2002

(in thousands)
Total nonaccruing loans	$1,385	$2,433
Accruing loans past due 90 days or more	27	185

Impaired loans:
Valuation allowance required	$229	$774
No valuation allowance required	765	989

Total impaired loans	$994	$1,763

Total valuation allowance on impaired loans	$99	$127
Commitments to lend additional funds to borrowers with impaired loans	—	—

Back to Contents

Note 5.   Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

	Three months ended March 31,

	2003	2002

(in thousands)
Balance at beginning of period	$4,050	$3,700
Charge-offs	(28)	(37)
Recoveries	7	15
Provision for loan losses	46	172

Balance at end of period	$4,075	$3,850

Note 6.   Standby Letters of Credit

The Company had outstanding standby letters of credit of $2,114,000 and $1,987,000 at March 31, 2003 and December 31, 2002, respectively. Most of the Company’s outstanding standby letters of credit are performance standby letters of credit within the scope of FASB Interpretation No. 45 (“FIN 45”). These are irrevocable undertakings by the Company, as guarantor, to make payments in the event a specified third party fails to perform under a nonfinancial contractual obligation. Most of the Company’s performance standby letters of credit arise in connection with lending relationships and have terms of one year or less. The maximum potential future payments the Company could be required to make equals the face amount of the letters of credit referred to above. FIN 45 also requires the recognition, at fair value, of a liability by a guarantor at the inception of certain guarantees issued or modified after December 31, 2002. The Company’s recognized liability for performance standby letters of credit was insignificant at March 31, 2003.

Note 7.   Recent Accounting Developments

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized and depreciated as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Earlier adoption is permitted. The adoption of this statement did not have a material impact on the consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 was effective for fiscal years ending after December 15, 2002 for transition guidance and annual disclosure provisions. The Company has provided the disclosures required by SFAS No. 148 in Note No. 2.

FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, addresses disclosures to be made by a guarantor in its financial statements about its obligations under guarantees. The disclosure requirements applicable to the Company are included in Note 6 to the consolidated financial statements. The interpretation also requires the recognition, at fair value, of a liability of a guarantor at the inception of certain guarantees issued or modified after December 31, 2002. This recognition requirement did not have a material impact on the Company’s consolidated financial statements.

Back to Contents

FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, provides guidance on the identification of entities controlled through means other than voting rights. The interpretation specifies how a business enterprise should evaluate its interests in a variable interest entity to determine whether to consolidate that entity. A variable interest entity must be consolidated by its primary beneficiary if the entity does not effectively disperse risks among the parties involved. FIN 46 was effective for variable interest entities created after January 31, 2003. For variable interest entities in which an entity holds a variable interest that it acquired before February 1, 2003, FIN 46 applies in the first fiscal period beginning after June 15, 2003. The adoption of this interpretation is not expected to have a significant effect on the Company’s consolidated financial statements.

Note 8.   Other Accounting Policies

Securities. It is the Company’s intent that purchases of investment securities will be accounted for as available for sale for the foreseeable future. Trading securities, if any, are securities bought principally for the purpose of selling them in the near term. Unrealized gains and losses on trading securities are included in earnings. Securities not classified as trading securities are classified as available for sale securities and reported at fair value, with unrealized net gains or loses excluded from earning and reported in a separate component of shareholders’ equity (accumulated other comprehensive income or loss), net of applicable taxes.

Earnings Per Share. Earnings per share are computed in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share. Basic earnings per share are calculated by dividing net income by weighted average shares outstanding, plus shares issuable under the Directors’ Deferred Compensation Plan. Average additional dilutive shares are an incremental number of shares reflecting the potential dilution that could occur if outstanding stock options were converted into common stock using the treasury stock method. Dilutive shares also include all shares in the Stock Option Income Deferral Plan.

Back to Contents

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS: This report contains certain “forward-looking statements”. These forward-looking statements, which are included in Management’s Discussion and Analysis, describe future plans or strategies and include the Company’s expectations of future financial results. The words “believe,” “expect,” “anticipate,” “estimate,” “project” and similar expressions identify forward-looking statements. The Company’s ability to predict results or the effect of future plans or strategies or qualitative or quantitative changes based on market risk exposure is inherently uncertain. Factors which could affect actual results include but are not limited to changes in general market interest rates, general economic conditions, legislative/regulatory changes, fluctuations of interest rates, changes in the quality or composition of the Company’s loan and investment portfolios, deposit flows, competition, demand for financial services in the Company’s markets, and changes in accounting principles. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

INTRODUCTION: Alliance Bancorp of New England, Inc. (“Alliance” or the “Company”) is the holding company for Tolland Bank (the “Bank”). The consolidated financial statements and related notes should be read in conjunction with this discussion. This discussion and analysis updates, and should be read in conjunction with, Management’s Discussion and Analysis included in the 2002 Annual Report on Form 10-K filed by Alliance on March 31, 2003. In the following discussion, income statement comparisons are against the same period of the previous year and balance sheet comparisons are against the previous fiscal year-end, unless otherwise noted. All share and per share data for the first quarter of 2002 has been adjusted to reflect the eleven-for-ten stock split effected in the form of a 10% stock dividend distributed on May 21, 2002.

DISCUSSION OF CRITICAL ACCOUNTING POLICIES: The most material estimates made by Management in preparing the Company’s consolidated financial statements are summarized in Note 1 to the consolidated financial statements in the most recent annual report, which should be read in conjunction with this discussion and analysis. Further discussion of the two most critical accounting estimates and their impact on the consolidated financial statements is as follows:

Loan Loss Allowance: The allowance for loan losses is based on Management’s assessment of both short and long term risk factors. Loan loss experience has been cyclical since 1990, with earlier periods of relatively high credit losses followed by much lower levels of losses in recent years. The adequacy of the allowance for loan losses is sensitive to the assessment of impaired loans and their related reserves which, in turn, is linked to the level, trend, and collateral protection of commercial substandard loans. Commercial real estate collateral values and collateral liquidity can decline quickly, particularly if accompanied by rising interest rates from current very low levels. Banking industry loan performance in general has been very strong for several years, and consensus economic forecasts do not predict destabilizing factors. However, such factors could nonetheless emerge under more adverse conditions, with a negative effect on the adequacy of the Company’s loan loss allowance.

Securities Impairment: Alliance has a portfolio of corporate debt and equity securities, all of which were purchased under investment grade guidelines. Corporate credit ratings and interest spreads have deteriorated at a nearly record rate due to factors including corporate governance issues, the impact of terrorist attacks in 2001, and the end of the decade of unprecedented economic growth in the nineties. The Company’s portfolio includes several insurance company securities, and many large and traditionally strong insurers have repeatedly announced unexpected reserve increases and other reductions to surplus. The portfolio also includes utility company common stocks. The market index for these stocks declined by about 26% in 2002 (primarily in the second half of the year), after performing satisfactorily for several years. The unrealized losses on the Company’s securities in these sectors are viewed as temporary, but continued unfavorable developments could change Management’s view and result in future writedowns.

Back to Contents

SUMMARY

Alliance reported record quarterly net income of $923 thousand in the first quarter of 2003, representing a 9% increase over earnings of $850 thousand in the first quarter of 2002. Earnings per share advanced to $0.33 from $0.32 for these periods. Alliance earned a 14% return on shareholders’ equity in the most recent quarter, and book value per share increased by 6% to $10.18. Alliance announced a quarterly dividend of 7.5 cents per share, payable on May 27, 2003 to shareholders of record at the close of May 13, 2003. This dividend represents a 10% increase over the same quarter in the previous year, due to the eleven-for-ten stock split effected in the form of a 10% stock dividend distributed in May 2002.

Alliance produced growth despite challenging economic conditions, increases in loan balances, net interest income, and non-interest income. First quarter results benefited especially from the strong residential loan markets, as interest rates remained at attractive levels. Investments in staff, training, and systems aided the Company’s branch sales managers, who processed nearly triple the amount of mortgage and consumer loan applications in the first quarter of this year, compared to last year. During the first quarter, Alliance purchased the property for its new Enfield branch office at 73 Hazard Avenue. The opening of Tolland Bank’s tenth office in this attractive market is expected in the fall.

Total earning assets increased at a 4% annualized rate during the first quarter, including growth in both residential and commercial mortgage loans. The fully taxable equivalent net interest margin measured 3.39% during the first quarter, which was the second consecutive quarterly increase after the margin hit a low of 3.31% in the third quarter of 2002 due to the impact of falling interest rates last year.

First quarter net interest income increased by $13 thousand to $3.207 million. The first quarter provision for loan losses totaled $46 thousand, compared to $172 thousand in the first quarter of last year. Net loan charge-offs were $21 thousand in the most recent quarter. The loan loss allowance measured 1.60% of total regular loans (excluding 100% government guaranteed loans) at March 31, 2003, unchanged from year-end 2002. Nonperforming assets declined to $1.4 million (0.33%) of assets at quarter-end, down from $2.4 million (0.59% of assets) at the previous year-end. There were no foreclosed assets during the quarter.

First quarter service charges and other income grew by $419 thousand (85%). This growth was primarily due to higher secondary marketing income related to the higher volume of residential mortgage originations and secondary market sales. Service charge income also benefited from higher non deposit investment product commissions, reflecting the new program initiated with the Infinex Financial Group in the previous quarter.

Alliance recorded a net loss of $77 thousand on securities in the most recent quarter, compared to a net gain of $172 thousand in the first quarter of 2002. Gross securities gains in 2003 totaled $809 thousand and gross securities losses totaled $886 thousand. During the first quarter, Alliance eliminated the held to maturity classification of investment securities, which had decreased to a balance of $5 million at year-end 2002. These securities were transferred to the available for sale category, where security purchases will be recorded for the foreseeable future. Securities gains were recorded on the sale and redemption of $4 million in corporate securities which were viewed as fully valued. The securities loss was recorded on one debt security issued by a mutual insurance company which was written down for a decline in value that was deemed other-than-temporary.

Non-interest expense increased by $202 thousand (8%) compared to the year-ago quarter. This increase was in staff related expense, which increased by $279 thousand. All other major expense categories were flat or down except for occupancy costs related to the cold winter. Compensation cost increases included about $150 thousand in commission and temporary help costs related to higher fee based product sales, an $88 thousand increase in benefits costs which was mostly pension related, and the remainder included merit and staff increases. Total full time equivalent staff measured 113 at quarter-end, growing from 109 at year-end 2002 due primarily to customer service staff hires.

Total assets were $421 million at quarter-end, growing at a 6% annualized rate from year-end 2002. Regular loans totaled $255 million, increasing at a 4% annualized rate during the quarter. Total deposits of $331 million remained essentially unchanged from year-end amounts. Shareholders’ equity totaled $27 million at quarter-end and measured 6.5% of total assets, up from 6.2% at year-end 2002. The Company’s capital remained in excess of all regulatory requirements and continued to exceed the requirement for the highest regulatory capital category of Well Capitalized.

Back to Contents

Consolidated Selected Financial Data (Unaudited)

	As of and for the three months ended March 31,

	2003	2002

For the Quarter (in thousands)
Net interest income	$3,207	$3,194
Provision for loan losses	46	172
Service charges and other income	912	493
Net (losses) gains on securities and other assets	(77)	172
Non-interest expense	2,669	2,467
Net income	923	850

Per Share
Net income – basic	$0.34	$0.33
Net income – diluted	0.33	0.32
Dividends declared	0.075	0.068
Book value	10.18	8.59
Common stock price:
High	20.05	13.19
Low	18.51	10.68
Close	19.75	12.95

At Quarter End (in millions)
Total assets	$420.8	$396.9
Total loans	279.4	259.7
Other earning assets	112.9	107.3
Deposits	330.7	324.2
Borrowings	60.7	48.5
Shareholders’ equity	27.3	22.1

Operating Ratios
Return on average equity	14.23%	15.30%
Return on average assets	0.90	0.90
Net interest margin	3.39	3.67
Efficiency ratio	63.30	65.42
Equity/total assets	6.48	5.57
Dividend payout ratio	21.76	20.63

Loan Related Ratios
Net charge-offs/average regular loans	0.03%	0.04%
Loan loss allowance/regular loans	1.60	1.65
Nonperforming assets/total assets	0.33	0.45

Growth
Net income	9%	3%
Regular loans	4	8
Deposits	—	28

(1)   All share and per share data for the 2002 period has been adjusted to reflect the eleven-for-ten stock split effected in the form of a 10% stock dividend distributed in May 2002.

(2)   The efficiency ratio is non-interest expense divided by the sum of net interest income (fully taxable equivalent) and service charges and other income. Return, margin and charge-off ratios are annualized based on average balances for the period. Net interest margin is fully taxable equivalent.

(3)   Regular loans are total loans excluding government guaranteed loans.

(4)   Growth of net income is compared to the same period in the prior year. Growth of regular loans and deposits is compared to the prior year-end, annualized.

Back to Contents

RESULTS OF OPERATIONS

Average Balance Sheets and Interest Rates – Fully Taxable Equivalent (FTE)

The following table sets forth, for the periods indicated, the average balances and their associated average interest rates. Average balances are based on average daily balances. The balance and yield on all securities is based on amortized cost and not on fair value.

	Average Balance		Rate (FTE Basis)

Quarters ended March 31

	2003	2002	2003	2002

(dollars in thousands)
Residential mortgage loans	$80,961	$60,108	6.40%	7.15%
Commercial mortgage loans	94,838	87,721	7.14	7.95
Other commercial loans	39,541	38,827	6.11	6.96
Consumer loans	39,080	39,894	4.46	5.48
Government guaranteed loans	25,251	29,427	6.44	6.55

Total loans	279,671	255,977	6.34	7.11
Securities	95,057	94,080	5.16	6.90
Loans held for sale	9,983	1,712	5.74	4.67
Other earning assets	5,569	6,077	1.55	1.94

Total earning assets	390,280	357,846	5.97	6.92
Other assets	27,726	25,459

Total assets	$418,006	$383,305

NOW deposits	$37,461	$35,020	0.43%	0.96%
Money market deposits	45,032	42,139	1.45	2.26
Savings deposits	77,726	64,830	1.09	1.99
Time deposits	133,573	132,269	3.77	4.52

Total interest bearing deposits	293,792	274,258	2.28	3.12
Borrowings	59,253	50,839	5.66	6.08

Interest bearing liabilities	353,045	325,097	2.85	3.58
Demand deposits	35,190	31,263
Other liabilities	3,462	4,411
Shareholders’ equity	26,309	22,534

Total liabilities and equity	$418,006	$383,305

Net Interest Spread			3.12%	3.34%
Net Interest Margin			3.39%	3.67%

FTE basis net interest income presents earnings on tax-advantaged securities on a basis equivalent to yields on fully-taxable securities. A tax rate of 40% was used to compute the tax-equivalent adjustment for both quarters presented. A reconciliation of net interest income follows:

Quarters ended March 31

	2003	2002

Net interest income (in thousands)
As reported in the consolidated income statements	$3,207	$3,194
Tax-equivalent adjustment	98	84

FTE basis	$3,305	$3,278

Back to Contents

Net Interest Income: The $13 thousand quarterly increase in net interest income reflected the benefit of asset growth in 2002 offset by margin compression during the same period.

Total earning assets averaged $390 million in the most recent quarter, compared to $392 million in the fourth quarter of 2002, and to $358 million in the first quarter of 2002. The yield on earning assets measured 5.97%, compared to 6.11% in the previous quarter and down from 6.92% in the first quarter of 2002. The cost of interest bearing liabilities was 2.85% in the most recent quarter, compared to 3.07% in the previous quarter and down from 3.58% in the first quarter of 2002.

During the most recent quarter, the decline in asset yields and liability costs included decreases in most categories due to the continuing effects of lower interest rates. The net interest spread improved by 0.08% compared to the prior quarter, while the net interest margin improved by 0.02% due to lower average demand deposit balances and higher correspondent bank balances. Both the margin and spread declined from the first quarter 2002 due mainly to falling interest rates in 2002.

The Company is asset sensitive as further discussed in the Interest Rate Risk section of this report. During the most recent quarter, short term treasury rates declined by 10-20 basis points while ten year rates declined by about 25 basis points, but ended the quarter up by 10 basis points. Spreads tightened in many markets, but the prime rate did not change.

Provision for Loan Losses: The provision is made to maintain the allowance for loan losses at a level deemed adequate by management. The provision in most recent quarter was $46 thousand, compared to $172 thousand in the same quarter of 2002. During the most recent quarter, the allowance was increased from $4.05 million to $4.08 million due mostly to loan growth. The provision in 2002 included a component relating to an impairment reserve on one loan. Please see the later discussion on the Allowance for Loan Losses.

Non-Interest Income: First quarter service charges and other income grew by $419 thousand (85%), including a $296 thousand increase in secondary marketing income. Excluding secondary marketing income, all other income increased by $123 thousand (28%), including higher investment product commissions and increases in most other fee income related sources due to higher volume. During the prior quarter, Tolland Bank introduced a new non deposit investment product program offered in conjunction with Infinex Financial Group which has begun producing favorable results. As previously noted, Alliance recorded a net loss of $77 thousand on securities in the most recent quarter, compared to a net gain of $172 thousand in the first quarter of 2002. Gross securities gains in 2003 totaled $809 thousand and gross securities losses totaled $886 thousand. The net gain in 2002 resulted primarily from the sale of two utility common equity securities due to favorable market conditions for those securities.

Non-Interest Expense and Income Tax Expense: Non-interest expense increased by $202 thousand (8%) compared to the year-ago quarter due to the previously noted compensation expense increases. Despite the decline in the net interest margin, the efficiency ratio improved to 63.3% from 65.4% in the prior year due to the benefit of higher non-interest income in 2003. The effective income tax rate was 30% in both periods due to the benefit related to the dividends received deduction on equity securities, the accrued increases in cash surrender value of bank owned life insurance, and the state income tax benefit of the Company’s passive investment corporation.

Comprehensive Income: Comprehensive income includes changes (after tax) in the market valuation of investment securities available for sale. Comprehensive income was $1.872 million in the most recent quarter, compared to $192 thousand in the same quarter of last year. The net unrealized loss on securities improved in the most recent quarter due to improved market spreads on corporate debt securities and the recognition of a loss deemed to be other-than-temporary. Please see the following discussion on investment securities.

Back to Contents

FINANCIAL CONDITION

Cash and Cash Equivalents: Total cash and equivalents increased by $12 million to $31 million during the quarter due to securities sales, a decline in loans held for sale from unusually high levels at year-end 2002, and an increase in borrowings in anticipation of future loan closings.

Investment Securities: As previously noted, during the most recent quarter, Alliance eliminated the category of securities held to maturity and transferred the outstanding balance of these securities to the available for sale category. This represented a change in intent regarding the entire balance of securities held to maturity, which consisted of ten securities with an amortized cost of $5.1 million. It is the Company’s intent that all future purchases of investment securities will be categorized as available for sale for the foreseeable future.

During the quarter, total investment securities decreased by $4 million due to a combination of sales, repayments, and calls. The repayments and calls reflected the ongoing impact of lower interest rates. Securities purchases totaling $10 million were concentrated in three year hybrid adjustable rate passthrough agency mortgage backed securities, which have fixed interest rates for three years and then adjust annually. At March 31, 2003, the net unrealized loss on securities totaled $2.5 million, measuring 2.7% of amortized cost, compared to $3.3 million, or 3.4% of amortized cost, at year-end 2002. As previously noted, securities prices reflected the benefit of improved spreads in the debt securities markets.

The securities portfolio includes six corporate debt securities which were rated non-investment grade throughout the quarter. One of these securities was downgraded from BB to C during the quarter. Management determined that this security was impaired on an other-than-temporary basis, and an $886 thousand charge was recorded to write down the carrying value from the amortized cost of $1.547 million. At quarter-end, the Company had four securities rated in the BB- to BB+ range with a total unrealized loss of $959 thousand, or 21% of unamortized cost. The Company had two securities rated in the C-D range which had been written down to a carrying value of $861 thousand. The equity security portfolio had a net unrealized loss of $2.3 million, which was comparable to the amount at year-end 2002, concentrated in three utility common equity securities with an unrealized loss of $1.8 million, at March 31, 2003.

The average balance of investment securities decreased by $1 million to $95 million in the most recent quarter, compared to the prior quarter. The fully taxable equivalent yield on investment securities was 5.16% in the most recent quarter, down from 6.49% in the third quarter of 2002 due to the sales of securities in the most recent two quarters.

Total Loans: Total loans increased by $1 million to $279 million during the quarter, with regular loans increasing by $3 million to $255 million. Growth was recorded in all categories of regular loans except for consumer loans due to prepayments of consumer second mortgages. Most new loans originated during the quarter were residential mortgages, with $27 million in loans closed and $29 million in loans sold during the quarter.

The average balance of total loans increased by $5 million to $280 million in the most recent quarter, compared to the prior quarter. Total average regular loans increased at a strong 10% annualized rate. The yield on total loans decreased to 6.34% from 6.60% for these periods due to the continuing effects of prime rate decreases last year and to ongoing refinances.

Nonperforming Assets: There were no foreclosed assets at March 31, 2003. Nonaccruing loans totaled $1.4 million, compared to $2.4 million at year-end 2002. Nonperforming assets were 0.33% of total assets at March 31, 2003, which was also improved from 0.59% at the beginning of the year.

Allowance for Loan Losses: The allowance totaled $4.08 million (1.60% of regular loans) at March 31, 2003, compared to $4.05 million (1.60% of regular loans) at year-end 2002. During the quarter, gross charge-offs were $28 thousand and gross recoveries were $7 thousand. The allowance measured 294% of nonaccruing loans at quarter-end.

Back to Contents

Deposits and Borrowings: Total deposits remained essentially unchanged at March 31, 2003, compared to year-end 2002, with a $2 million shift out of time accounts and into savings accounts as customers continue to prefer liquid balances during this period of low interest rates. Total deposits averaged $329 million during the most recent quarter, compared to $334 million in the prior quarter. Average borrowings increased by an offsetting $5 million to $59 million. The average cost of interest bearing deposits declined to 2.28% in the most recent quarter from 2.55% in the prior quarter, while average borrowing costs decreased to 5.66% from 5.99%.

Interest Rate Sensitivity: The Company estimates that there have been no significant changes in interest rate sensitivity since year-end 2002. The one year interest rate gap is estimated to have increased to $39 million at March 31, 2003 from $37 million at year-end 2002. As a percentage of earning assets, the gap is estimated to be 10%, which is at the Bank’s policy guideline. The Company’s income and equity value is expected to increase in a rising rate environment and to decrease in a decreasing rate environment, primarily due to its portfolio of prime based commercial and consumer loans. With interest rates at comparatively low levels, the Company generally is cautious toward the acquisition of new long term fixed rate assets in order to control equity at risk in a rising rate environment.

Liquidity and Cash Flows: The Bank’s primary use of funds in the most recent quarter was the purchase of 3/1 hybrid adjustable rate mortgage passthrough securities. Sources of funds included a reduction in loans held for sale, the sale of longer term corporate securities, security payments and calls, and borrowings. The excess of funds sources over uses was held in short term investments at the quarter-end in anticipation of loan growth during the year. Borrowings and time deposits are the primary sources of liquidity for additional balance sheet growth. Short term investments, securities available for sale, and government guaranteed loan certificates provide additional sources of liquidity. The Company’s primary source of funds is dividends received from the Bank, and its primary use of funds is dividends paid to shareholders and to trust preferred security holders.

Capital Resources: Shareholders’ equity increased by $2 million to $27 million during the quarter, benefiting from the comparatively high comprehensive income during the quarter. Total equity measured 6.5% of assets at quarter-end, which was up from 6.2% at year-end 2002. At quarter-end, both Alliance and Tolland Bank continued to be capitalized in accordance with the “well capitalized” regulatory classification.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the discussion and analysis of quantitative and qualitative disclosures about market risk provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 31, 2003. See also the discussion of Interest Rate Sensitivity in Item 2 of this Form 10-Q.

ITEM 4.   CONTROLS AND PROCEDURES

Based on their evaluation as of a date within 90 days of the filing of this Form 10-Q, the Company’s Chief Executive Office, Joseph H. Rossi and Chief Financial Officer, David H. Gonci, have concluded the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

Back to Contents

PART II		OTHER INFORMATION

Item 1.		LEGAL PROCEEDINGS
The Company is not involved in any material legal proceedings other than ordinary routine litigation incidental to its business.

Item 2.		CHANGES IN SECURITIES AND USE OF PROCEEDS
None.

Item 3		DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.		SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

Item 5.		OTHER INFORMATION
None.

Item 6.		EXHIBITS AND REPORTS ON FORM 8-K
	(a)	Exhibit Index
The exhibits listed below are included with this Report.
		99.1	Certification by Joseph H. Rossi, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
		99.2	Certification by David H. Gonci, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	(b)	Reports on Form 8-K filed during the quarter ended March 31, 2003
On January 31, 2003, the Company filed a Form 8-K reporting, under Item 9, a letter to the shareholders and a news release reporting 2002 earnings.

Back to Contents

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ALLIANCE BANCORP OF NEW ENGLAND, INC.

Date:	May 12, 2003	/s/ Joseph H. Rossi Joseph H. Rossi President/CEO

Date:	May 12, 2003	/s/ David H. Gonci David H. Gonci Senior Vice President/CFO

Back to Contents

Form 10-Q Certification

I, Joseph H. Rossi, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Alliance Bancorp of New England, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 12, 2003	/s/ Joseph H. Rossi
Joseph H. Rossi
President/CEO

Back to Contents

Form 10-Q Certification

I, David H. Gonci, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Alliance Bancorp of New England, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 12, 2003	/s/ David H. Gonci
David H. Gonci
Senior Vice President/CFO