Form 10-Q
period 2003-06-30
ALLIANCE BANCORP OF NEW ENGLAND INC
filed 2003-08-14
CIK 1046002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

(860) 875-2500

(Registrant's telephone number, including area code)

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

Yes                       No

The number of shares of the registrant's Common Stock outstanding as of August 8, 2003 was 2,678,504 shares.

Available on the web at www.alliancebancorp.com

FORM 10-Q
TABLE OF CONTENTS

Back to Contents

Alliance Bancorp of New England, Inc.
Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)	June 30, 2003	December 31, 2002

Assets
Cash and due from banks	$17,712	$13,941
Short-term investments	21,776	4,520

Total cash and cash equivalents	39,488	18,461

Securities available for sale (at fair value)	93,467	87,812

Securities held to maturity
(fair value of $5,984 in 2002)	—	5,372

Loans held for sale	4,725	11,942

Residential mortgage loans	87,141	78,717
Commercial mortgage loans	93,873	94,692
Other commercial loans	39,763	39,550
Consumer loans	37,703	39,547
Government guaranteed loans	20,880	25,756

Total loans	279,360	278,262
Less: Allowance for loan losses	(4,100)	(4,050)

Net loans	275,260	274,212

Premises and equipment, net	5,700	5,104
Accrued interest income receivable	2,178	2,417
Cash surrender value of life insurance	6,358	6,207
Other assets	2,005	2,987

Total assets	$429,181	$414,514

Liabilities and Shareholders’ Equity
Demand deposits	$37,841	$35,600
NOW deposits	42,617	39,091
Money market deposits	44,018	43,964
Savings deposits	81,161	77,605
Time deposits	130,294	134,572

Total deposits	335,931	330,832

Borrowings	58,276	54,510
Other liabilities	4,600	3,622

Total liabilities	398,807	388,964

Preferred stock, $0.01 par value; 100,000 shares
authorized, none issued	—	—
Common stock, $0.01 par value; authorized 4,000,000
shares; issued 2,879,103 in 2003 and 2,868,105 in 2002;
outstanding 2,678,504 in 2003 and 2,667,506 in 2002	29	29
Additional paid-in capital	12,863	12,791
Retained earnings	20,624	19,183
Accumulated other comprehensive loss, net	(33)	(3,344)
Treasury stock (200,599 shares)	(3,109)	(3,109)

Total shareholders’ equity	30,374	25,550

Total liabilities and shareholders’ equity	$429,181	$414,514

See accompanying notes to consolidated financial statements.

Back to Contents

Alliance Bancorp of New England, Inc.
Consolidated Income Statements (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(in thousands, except share data)	2003	2002	2003	2002

Interest and Dividend Income
Loans	$4,392	$4,444	$8,809	$8,964
Debt securities	700	1,255	1,602	2,592
Dividends on equity securities	185	206	388	391
Other interest and dividend income	177	107	340	132

Total interest and dividend income	5,454	6,012	11,139	12,079

Interest Expense
Deposits	1,572	2,186	3,223	4,296
Borrowings	835	757	1,663	1,520

Total interest expense	2,407	2,943	4,886	5,816

Net Interest Income	3,047	3,069	6,253	6,263

Provision For Loan Losses	6	65	51	237

Net interest income after provision for loan losses	3,041	3,004	6,202	6,026

Non-Interest Income
Service charges and other income	1,073	553	1,986	1,046
Net gain (loss) on securities and other assets	12	131	(66)	303

Total non-interest income	1,085	684	1,920	1,349

Non-Interest Expense
Compensation and benefits	1,647	1,442	3,236	2,752
Occupancy	182	164	390	336
Data processing services and equipment	279	312	586	620
Office and insurance	150	128	316	291
Purchased services	342	219	593	533
Other	198	187	346	387

Total non-interest expense	2,798	2,452	5,467	4,919

Income before income taxes	1,328	1,236	2,655	2,456
Income tax expense	409	371	813	741

Net Income	$919	$865	$1,842	$1,715

Share Data
Basic earnings per share	$0.34	$0.34	$0.68	$0.67

Diluted earnings per share	$0.32	$0.32	$0.65	$0.63

Average basic shares outstanding	2,696,009	2,580,784	2,695,037	2,577,381
Average additional dilutive shares	148,746	137,657	141,143	124,907

Average diluted shares	2,844,755	2,718,441	2,836,180	2,702,288

See accompanying notes to consolidated financial statements.

Back to Contents

Alliance Bancorp of New England, Inc.
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(in thousands, except share data)	Common stock	Additional paid- in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total

2002

Balance, December 31, 2001	$25	$11,577	$16,473	$(2,877)	$(3,109)	$22,089
Comprehensive income
Net income			1,715			1,715
Unrealized losses on securities,
net of reclassification adjustment				(380)		(380)

Comprehensive income						1,335
Dividends declared ($0.136 per share)			(349)			(349)
Stock split effected in the form
of a stock dividend	3		(10)			(7)
Exercise of stock options		109				109

Balance, June 30, 2002	$28	$11,686	$17,829	$(3,257)	$(3,109)	$23,177

2003

Balance, December 31, 2002	$29	$12,791	$19,183	$(3,344)	$(3,109)	$25,550
Comprehensive income
Net income			1,842			1,842
Unrealized gains on securities,
net of reclassification adjustment				3,311		3,311

Comprehensive income						5,153
Dividends declared ($0.15 per share)			(401)			(401)
Directors’ deferred stock compensation		21				21
Exercise of stock options		38				38
Tax benefit from exercise
of stock options		13				13

Balance, June 30, 2003	$29	$12,863	$20,624	$(33)	$(3,109)	$30,374

Disclosure of reclassification amount

Six months ended June 30 (in thousands)	2003	2002

Unrealized holding gains (losses) arising during
the period, net of income tax effect
of ($1,683) and $98, respectively	$3,267	$(182)
Reclassification adjustment for losses
(gains) included in net income, net of income
tax effect of $(22) and $102, respectively	44	(198)

Net unrealized gains (losses) on securities	$3,311	$(380)

See accompanying notes to consolidated financial statements.

Back to Contents

Alliance Bancorp of New England, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Six months ended June 30,

(in thousands)	2003	2002

Operating Activities:
Net income	$1,842	$1,715
Adjustments to reconcile net income to
net cash provided by operating activities:
Provision for loan losses	51	237
Depreciation and amortization	51	147
Net losses (gains) on securities and other assets	66	(303)
Loans originated for sale	(52,191)	(7,874)
Proceeds from loans sold	59,408	9,529
Increase in other liabilities	978	1,778
Decrease in accrued interest income receivable	239	88
Decrease in other assets	1,173	197

Net cash provided by operating activities	11,617	5,514

Investing Activities:
Securities available for sale:
Proceeds from repayments and maturities	9,343	6,015
Proceeds from sales	7,316	11,462
Proceeds from calls	8,430	1,000
Purchases of securities	(22,535)	(16,349)
Securities held to maturity:
Proceeds from amortization and maturities	286	1,641
Proceeds from calls	—	1,000
Net increase in total loans	(1,126)	(3,590)
Purchases of premises and equipment	(806)	(45)

Net cash provided by investing activities	908	1,134

Financing Activities:
Net increase in interest-bearing deposits	2,858	27,040
Net increase in demand deposits	2,241	180
Proceeds from FHLBB advances	87,750	11,568
Principal repayments of FHLBB advances	(83,984)	(18,037)
Net decrease in other borrowings	—	(2,100)
Exercise of stock options	38	109
Cash dividends paid	(401)	(349)

Net cash provided by financing activities	8,502	18,411

Net Increase in Cash and Cash Equivalents	21,027	25,059
Cash and cash equivalents at beginning of the period	18,461	15,314

Cash and cash equivalents at end of the period	$39,488	$40,373

Supplemental Information on Cash Payments
Interest	$4,879	$5,825
Income taxes	1,090	1,200

Supplemental Information on Non-cash Transactions
Securities transferred to available for sale	5,087	1,057

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

Tolland Bank provides consumer and commercial banking services from its nine offices located in and around Tolland County, Connecticut. A tenth office in Enfield is under construction with an opening scheduled in the fourth quarter of 2003. The Bank also provides non-deposit financial products in association with third parties. The Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). The Bank wholly owns a passive investment company, Tolland Investment Corporation (“TIC”), chartered in Connecticut to own and service real estate secured loans. The Bank also wholly owns a Connecticut chartered corporation named Asset Recovery Systems, Inc. (“ARS”) which is a foreclosed asset liquidation subsidiary.

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

Back to Contents

The table below summarizes pro forma net income and earnings per share data as if the fair value method of accounting in SFAS No. 123, Accounting for Stock-Based Compensation, had been applied to all awards granted. Under this method, compensation cost of stock options is measured at the grant date based on the fair market value of the award and is recognized over the service period.

	Three months ended		Six months ended
	June 30,		June 30,

(in thousands, except share data)	2003	2002	2003	2002

Net income, as reported	$919	$865	$1,842	$1,715
Deduct total stock-based compensation expense
determined under the fair-value-based method,
net of related tax effects	—	(6)	—	(25)

Pro forma net income	$919	$859	$1,842	$1,690

Basic earnings per share
As reported	$0.34	$0.34	$0.68	$0.67
Pro forma	0.34	0.33	0.68	0.66
Diluted earnings per share
As reported	0.32	0.32	0.65	0.63
Pro forma	0.32	0.32	0.65	0.63

There were 9,240 stock options granted in the first six months of 2002. None were granted in 2003. The fair value of options granted was estimated using the Black-Scholes option-pricing model in accordance with the weighted-average assumptions indicated below. The resulting weighted-average fair value was $2.68 in 2002.

Assumptions used for grants made in the six months ended June 30	2003	2002

Expected dividend yield	—	2.00%
Expected volatility	—	31.88%
Risk free interest rate	—	4.80%
Expected life (years)	—	8.0

Note 3.     Securities

Information concerning the securities portfolio is summarized below as of June 30, 2003 and December 31, 2002.

June 30, 2003 (in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Securities available for sale
U.S. Government and agency debt	$19,059	$364	$—	$19,423
U.S. Agency mortgage-backed debt	27,261	180	(14)	27,427
Other mortgage-backed	152	5	—	157
Trust preferred	17,536	1,449	(103)	18,882
Other corporate debt	12,427	385	(381)	12,431
Marketable equity	13,603	275	(1,552)	12,326
Non-marketable equity	2,821	—	—	2,821

Total available for sale	$92,859	$2,658	$(2,050)	$93,467

Back to Contents

December 31, 2002 (in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Securities available for sale
U.S. Government and agency debt	$26,167	$159	$—	$26,326
U.S. Agency mortgage-backed debt	13,615	160	—	13,775
Trust preferred	17,551	229	(782)	16,998
Other corporate debt	15,841	207	(1,771)	14,277
Marketable equity	15,758	188	(2,295)	13,651
Non-marketable equity	2,785	—	—	2,785

Total available for sale	$91,717	$943	$(4,848)	$87,812

Securities held to maturity
U.S. Government and agency debt	$1,047	$65	$—	$1,112
U.S. Agency mortgage-backed debt	850	20	—	870
Other mortgage-backed debt	259	8	—	267
Other corporate debt	3,216	530	(11)	3,735

Total held to maturity	$5,372	$623	$(11)	$5,984

During the first quarter, the held to maturity category was eliminated and the entire portfolio was transferred to available for sale. It is the Company’s intent that purchases of investment securities will be accounted for as available for sale for the foreseeable future. Ten securities with an amortized cost totaling $5.1 million were transferred to available for sale from held to maturity. The transfer resulted in an additional unrealized gain of $415 thousand (net of income taxes of $214 thousand) which was recorded as a decrease in the accumulated other comprehensive loss.

Note 4.     Nonperforming Loans

Following is information about the Company’s nonaccruing loans and impaired loans.

(in thousands)	June 30, 2003	December 31, 2002

Total nonaccruing loans	$1,137	$2,433
Accruing loans past due 90 days or more	27	185

Impaired loans:
Valuation allowance required	$230	$774
No valuation allowance required	440	989

Total impaired loans	$670	$1,763

Total valuation allowance on impaired loans	$104	$127
Commitments to lend additional funds
to borrowers with impaired loans	—	—

Note 5.     Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

	Six months ended June 30,

(in thousands)	2003	2002

Balance at beginning of period	$4,050	$3,700
Charge-offs	(28)	(47)
Recoveries	27	35
Provision for loan losses	51	237

Balance at end of period	$4,100	$3,925

Back to Contents

Note 6.     Standby Letters of Credit

The Company had outstanding standby letters of credit of $2,153,000 and $1,987,000 at June 30, 2003 and December 31, 2002, respectively. Most of the Company’s outstanding standby letters of credit are performance standby letters of credit within the scope of FASB Interpretation No. 45 (“FIN 45”). These are irrevocable undertakings by the Company, as guarantor, to make payments in the event a specified third party fails to perform under a nonfinancial contractual obligation. Most of the Company’s performance standby letters of credit arise in connection with lending relationships and have terms of one year or less. The maximum potential future payments the Company could be required to make equals the face amount of the letters of credit referred to above. FIN 45 also requires the recognition, at fair value, of a liability by a guarantor at the inception of certain guarantees issued or modified after December 31, 2002. The Company’s recognized liability for performance standby letters of credit was $2,153,000 at June 30, 2003.

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 was effective for fiscal years ending after December 15, 2002 for transition guidance and annual disclosure provisions. The Company has provided the disclosures required by SFAS No. 148 in Note 2 to the consolidated financial statements.

FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, addresses disclosures to be made by a guarantor in its financial statements about its obligations under guarantees. The required disclosures applicable to the Company are included in Note 6 to the consolidated financial statements. The interpretation also requires the recognition, at fair value, of a liability of a guarantor at the inception of certain guarantees issued or modified after December 31, 2002. This recognition requirement did not have a material impact on the Company’s consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, which establishes accounting guidance for consolidation of variable interest entities (VIEs) that function to support the activities of the primary beneficiary. The primary beneficiary of a VIE entity is the entity that absorbs a majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both, as a result of ownership, controlling interest, contractual relationship or other business relationship with a VIE. Prior to the implementation of FIN 46, VIEs were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity. The provisions of FIN 46 were effective immediately for all arrangements entered into after January 31, 2003, and are otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted FIN 46 on July 1, 2003. In its current form, FIN 46 may require the Company to re-characterize the trust preferred securities issued by its two wholly owned subsidiary business trusts (Trust I and Trust II) in future financial statements. Such re-characterization is not expected to affect the carrying amount of the liability reported in the consolidated financial statements or the recognition of related funding costs as interest expense.

Back to Contents

In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier I capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve intends to review the regulatory implications of any accounting treatment changes and, if necessary or warranted, provide further appropriate guidance. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier I capital for regulatory capital purposes. As of June 30, 2003, if the Company was not allowed to include its $7.0 million of trust preferred securities issued by Trust I or Trust II within Tier I capital, then the Company would still exceed the regulatory required minimums for capital adequacy purposes.

In April 2003, FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133. This statement is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2003, FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial statements.

Note 8.     Other Accounting Policies

Securities.     It is the Company’s intent that purchases of investment securities will be accounted for as available for sale for the foreseeable future. Trading securities, if any, are securities bought principally for the purpose of selling them in the near term. Unrealized gains and losses on trading securities are included in earnings. Securities not classified as trading securities are classified as available for sale securities and reported at fair value, with unrealized net gains or loses excluded from earnings and reported in a separate component of shareholders’ equity (accumulated other comprehensive income or loss), net of applicable taxes.

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

Directors’ Retirement Plan.     The Tolland Bank Directors’ Retirement Plan provides payments to former directors upon retirement from the board. The Company accrues costs related to this plan over the period of service, based on various actuarial assumptions including normal director retirement expectations.

Note 9.     Subsequent Event

On July 16, 2003, Alliance announced that it had signed a definitive agreement to merge with New Haven Savings Bank (NHSB), pursuant to which NHSB will acquire all of the outstanding shares of Alliance. Separately, NHSB announced its intention to convert from a mutual savings bank to a stock savings bank and simultaneously merge with Alliance and Connecticut Bancshares, Inc., holding company for the Savings Bank of Manchester.

Back to Contents

Under the terms of the merger agreement, Alliance shareholders will be entitled to receive $25 per share in the form of stock issued at the conversion price, cash, or a combination thereof, subject to election and allocation procedures that are intended to ensure that, in the aggregate, at least 75% of Alliance’s shares will be exchanged for stock of the new holding company and no more than 25% will be exchanged for cash.

The transactions are expected to be completed in the first quarter of 2004. NHSB has adopted a plan for conversion to convert to a public company simultaneously with the acquisitions. As part of the conversion, NHSB will form a new holding company and conduct a subscription offering of its common stock to eligible depositors and others under applicable law. Remaining shares are expected to be offered for sale to the community and the general public. The conversion is subject to approval from the FDIC, the Connecticut Banking Commissioner and NHSB’s Corporators. The acquisition is contingent on the approvals of shareholders of the Company, the FDIC, the Federal Reserve Board, and the Connecticut Banking Commissioner.

Back to Contents

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION:     Alliance Bancorp of New England, Inc. (“Alliance” or the “Company”) is the holding company for Tolland Bank (the “Bank”). The consolidated financial statements and related notes should be read in conjunction with this discussion. This discussion and analysis updates, and should be read in conjunction with, Management’s Discussion and Analysis included in the 2002 Annual Report on Form 10-K filed by Alliance on March 31, 2003. In the following discussion, income statement comparisons are against the same period of the previous year and balance sheet comparisons are against the previous fiscal year-end, unless otherwise noted. All share and per share data for the 2002 interim periods has been adjusted to reflect the eleven-for-ten stock split effected in the form of a 10% stock dividend distributed on May 21, 2002.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS:     This filing contains certain “forward-looking statements”. These forward-looking statements, which are included in Management’s Discussion and Analysis, describe future plans or strategies and include the Company’s expectations of future financial results. The words “believe,” “expect,” “anticipate,” “estimate,” “plan”, “create”, “utilize”, “project” and similar expressions identify forward-looking statements. The Company’s ability to predict results or the effect of future plans or strategies or qualitative or quantitative changes based on market risk exposure is inherently uncertain. Factors which could affect actual results include but are not limited to changes in general market interest rates, general economic conditions, legislative/regulatory changes, fluctuations of interest rates, changes in the quality or composition of the Company’s loan and investment portfolios, deposit flows, competition, demand for financial services in the Company’s markets, and changes in accounting principles. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

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

Securities Impairment:     Alliance has a portfolio of corporate debt and equity securities, all of which were purchased under investment grade guidelines. The unrealized losses on the Company’s securities in these sectors are viewed as temporary, but continued unfavorable developments could change Management’s view and result in future writedowns. Some debt securities have been downgraded to non-investment-grade status and some utility common stocks have experienced significant price depreciation. The assessment as to whether impairment is other than temporary and the estimates of fair market values of these securities involve various judgments and estimates.

Back to Contents

SUMMARY

Alliance reported quarterly earnings of $919 thousand in the second quarter of 2003, representing a 6% increase over earnings of $865 thousand in the second quarter of 2002. Diluted earnings per share totaled $0.32 for both of these periods. Alliance earned a 13% return on shareholders’ equity in the most recent quarter, and book value per share increased by 11% to $11.34.

For the year-to-date, Alliance earned $1.84 million, representing a 7% increase over earnings of $1.72 million for the first half of 2002. Diluted earnings per share increased to $0.65 from $0.63 for these periods.

Alliance announced a quarterly dividend of 7.5 cents per share, payable on August 19, 2003 to shareholders of record on August 5, 2003.

Second quarter results benefited from higher levels of residential mortgage secondary market income. Low interest rates prompted record mortgage demand. Together with continuing loan and deposit growth, these revenues offset the effect of lower interest rates on reductions to our net interest margin. Alliance believes it is positioned to benefit from an improving economy and potentially higher interest rates.

Alliance’s total assets reached a quarter-end record of $429 million at mid-year 2003, increasing at a 7% annualized rate since year-end. Total regular loans (excluding government guaranteed loans) increased at a 5% annualized rate to $258 million, while deposits grew at a 3% annualized rate to $336 million. Net interest income declined slightly by $10 thousand through mid-year, due to a decline in the net interest margin, which measured 3.17% in the second quarter, compared to 3.37% in the second quarter of 2002. The $22 million balance of short term investments at quarter-end was anticipated to mostly be reinvested in loans in process and purchases of investment securities.

The provision for loan losses declined by $59 thousand for the second quarter and by $186 thousand for the year-to-date, reflecting lower problem assets and lower commercial loan growth. Net loan charge-offs were negligible for the first half of the year. The loan loss allowance measured 1.59% of total regular loans at June 30, 2003, which was little changed from 1.60% at the previous year-end. Nonperforming assets totaled $1.1 million (0.26% of total assets) at quarter-end, down from $2.4 million (0.59% of assets) at the beginning of the year. There were no foreclosed assets during the first six months.

Service charges and other income grew by $520 thousand (94%) in the second quarter and by $940 thousand (90%) in the first six months. This growth was primarily due to higher secondary market income related to the higher volume of residential mortgage originations and sales. Secondary market income, which consists principally of gains on sale of loans, increased by $413 thousand for the second quarter and by $710 thousand for the year-to-date in 2003, compared to the same periods in 2002. Service charge income for the first six months also benefited from a $148 thousand increase in non-deposit investment product commissions.

Net securities gains decreased by $119 thousand in the second quarter and by $369 thousand in the first six months of 2003, compared to the same periods of 2002. In the first six months of 2003, the Company recorded a net securities loss of $66 thousand, including gross gains of $1.107 million and gross losses of $1.173 million. Securities gains were recorded on the sale and redemption of $6 million in corporate securities which were viewed as fully valued. The securities loss was recorded on a debt security issued by a mutual insurance company which was written down to estimated fair value. During the first quarter, Alliance eliminated the held to maturity classification of investment securities, which had decreased to a balance of $5 million at year-end 2002. These securities were transferred to the available for sale category, where security purchases will be recorded for the foreseeable future.

Back to Contents

Non-interest expense increased by $346 thousand (14%) in the second quarter and by $548 thousand (11%) in the first six months of 2003 compared to 2002. For the first six months, most of the expense increase was in compensation expense related to higher business volumes, including a $354 thousand increase in commissions and temporary help expense. Higher pension costs also contributed an $81 thousand increase. Total full time equivalent staff measured 111 at quarter-end, compared to 109 at year-end 2002. During the second quarter, purchased services expense increased by $123 thousand due mainly to professional fees related to corporate strategic initiatives.

Shareholders’ equity totaled $30 million at quarter-end and measured 7.1% of total assets, up from 6.2% at year-end 2002. The Company’s capital remained in excess of all regulatory requirements and continued to exceed the requirement for the highest regulatory capital category of Well Capitalized. The $4.8 million (19%) increase in shareholders’ equity in the first six months of 2003 included a $3.3 million improvement resulting from net appreciation of investment securities, reflecting the impact of lower interest rates and improved corporate security pricing spreads.

Back to Contents

Consolidated Selected Financial Data (Unaudited)

	As of and for the three months ended June 30,		As of and for the six months ended June 30,

	2003	2002	2003	2002

For the Period (in thousands)
Net interest income	$3,047	$3,069	$6,253	$6,263
Provision for loan losses	6	65	51	237
Service charges and other income	1,073	553	1,986	1,046
Net gain (loss) on securities and other assets	12	131	(66)	303
Non-interest expense	2,798	2,452	5,467	4,919
Net income	$919	$865	$1,842	$1,715

Per Share
Earnings – basic	$0.34	$0.34	$0.68	$0.67
Earnings – diluted	0.32	0.32	0.65	0.63
Dividends declared	0.075	0.068	0.15	0.136
Book value	11.34	8.96	11.34	8.96
Common stock price:
High	24.63	15.45	24.63	15.45
Low	19.70	12.55	18.51	10.68
Close	23.00	13.77	23.00	13.77

At Quarter End (in millions)
Total assets	$429.2	$406.1	$429.2	$406.1
Total loans	279.4	285.1	279.4	258.1
Other earning assets	120.0	119.7	120.0	119.7
Deposits	335.9	330.6	335.9	330.6
Borrowings	58.3	48.5	58.3	48.5
Shareholders’ equity	30.4	23.2	30.4	23.2

Operating Ratios
Return on average equity	13.25%	15.40%	13.72%	15.35%
Return on average assets	0.87	0.87	0.88	0.88
Net interest margin	3.17	3.37	3.28	3.52
Efficiency ratio	66.49	65.90	64.89	65.66
Equity/total assets	7.08	5.71	7.08	5.71
Dividend payout ratio	21.86	20.37	21.81	20.50

Loan Related Ratios
Net charge-offs/average regular loans	(0.03)%	(0.02)%	0.00%	(0.01)%
Loan loss allowance/regular loans	1.59	1.71	1.59	1.71
Nonperforming assets/total assets	0.27	0.70	0.27	0.70

Growth (in percent)
Net income	6.2%	5.4%	7.4%	4.1%
Regular loans	4.7	4.6	4.7	4.6
Deposits	3.0	17.9	3.0	17.9

(1)	All share and per share data for the 2002 periods has been adjusted to reflect the eleven-for-ten stock split effected in the form of a 10% stock dividend distributed in May 2002.

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

(dollars in thousands)	Average Balance		Rate (FTE Basis)

Quarters ended June 30	2003	2002	2003	2002

Residential mortgage loans	$84,247	$61,384	6.19%	6.96%
Commercial mortgage loans	94,808	88,677	7.03	7.77
Other commercial loans	40,155	39,140	6.50	6.27
Consumer loans	38,172	40,593	4.33	5.23
Government guaranteed loans	22,721	28,235	6.36	7.00

Total loans	280,103	258,029	6.28	6.87
Securities	85,516	91,776	4.56	6.81
Loans held for sale	10,258	1,273	4.80	5.87
Short term investments	20,086	24,858	1.15	1.75

Total earning assets	395,963	375,936	5.60	6.51
Other assets	27,714	24,667

Total assets	$423,677	$400,603

NOW deposits	$40,549	$37,140	0.42%	0.93%
Money market deposits	45,048	41,428	1.37	1.95
Savings deposits	81,049	74,697	0.97	2.05
Time deposits	131,436	139,367	3.60	4.37

Total interest bearing deposits	298,082	292,632	2.12	3.00
Borrowings	56,771	48,500	5.90	6.26

Interest bearing liabilities	354,853	341,132	2.72	3.46
Demand deposits	38,125	32,251
Other liabilities	2,869	4,690
Shareholders’ equity	27,830	22,530

Total liabilities and equity	$423,677	$400,603

Net Interest Spread			2.88%	3.05%
Net Interest Margin			3.17%	3.37%

Back to Contents

(dollars in thousands)	Average Balance		Rate (FTE Basis)

Six months ended June 30	2003	2002	2003	2002

Residential mortgage loans	$82,613	$60,749	6.30%	7.06%
Commercial mortgage loans	94,823	88,202	7.08	7.86
Other commercial loans	39,849	38,984	6.31	6.61
Consumer loans	38,624	40,246	4.40	5.35
Government guaranteed loans	23,979	28,828	6.40	6.77

Total loans	279,888	257,009	6.31	6.97
Securities	87,580	92,922	4.97	6.85
Loans held for sale	10,121	1,492	5.22	5.15
Short term investments	15,547	15,518	1.16	1.84

Total earning assets	393,136	366,941	5.78	6.71
Other assets	27,723	25,061

Total assets	$420,859	$392,002

NOW deposits	$39,013	$36,086	0.42%	0.94%
Money market deposits	45,040	41,782	1.41	2.11
Savings deposits	79,396	69,791	1.03	2.02
Time deposits	132,499	135,837	3.68	4.44

Total interest bearing deposits	295,948	283,496	2.20	3.06
Borrowings	58,004	49,663	5.78	6.17

Interest bearing liabilities	353,952	333,159	2.78	3.52
Demand deposits	36,665	31,759
Other liabilities	3,167	4,552
Shareholders’ equity	27,075	22,532

Total liabilities and equity	$420,859	$392,002

Net Interest Spread			3.00%	3.19%
Net Interest Margin			3.28%	3.52%

FTE basis net interest income presents earnings on tax-advantaged securities on a basis equivalent to yields on fully-taxable securities. A tax rate of 40% was used to compute the tax-equivalent adjustment for all periods presented. A reconciliation of net interest income follows:

	Three months ended June 30,		Six months ended June 30,

Net interest income (in thousands)	2003	2002	2003	2002

As reported in the consolidated
income statements	$3,047	$3,069	$6,253	$6,263
Tax-equivalent adjustment	88	99	186	183

FTE basis	$3,135	$3,168	$6,439	$6,446

Back to Contents

Net Interest Income:     Net interest income decreased by $22 thousand and $10 thousand for the second quarter and for the year-to-date. Growth in earning assets was offset by margin compression during these periods.

Interest rates continued to decline in 2003, following the steep declines in 2002 to record low levels. Short term treasury rates declined by about 0.35% in the first six months, while the ten year treasury rate declined by about 0.80% to a low of 3.11% near the end of the second quarter. Subsequently, by the date of this report, the ten year treasury rate had rebounded to about 4.30%. The plunge in rates in the second quarter fueled record demand for asset refinancings in many major markets. A modest recovery in the stock market, together with the low interest rates, also muted the unusually strong deposit demand experienced in recent years. The slower deposit growth constrained opportunities to offset lower yields with higher volume. The Company is asset sensitive, indicating that net interest income is negatively affected when interest rates decrease. This is further discussed in the Interest Rate Sensitivity section of this report.

Total earning assets grew by $11 million (3%) during the first six months of 2003. This growth was funded primarily by $5 million in deposit growth and $4 million in net new borrowings. The asset growth was held in short term investments at period-end, which increased by $17 million to $22 million for the year-to-date.

The net interest margin measured 3.17% in the most recent quarter, compared to 3.37% in the second quarter of 2002. The margin had improved to 3.39% in the first quarter of 2003, but declined further in the most recent quarter. This was primarily due to changes in the purchased assets portfolio, including a .60% reduction in the average yield on investment securities and a $12 million reduction in the average balance of investment securities and government guaranteed loans, with the proceeds being held in lower yielding short term investments.

For the first six months of 2003, most asset yields and liability costs continued to decrease due to the ongoing effects of lower interest rates. The yield on earning assets fell to 5.60% in the second quarter of 2003, from 6.51% in the second quarter of 2002 and from 6.11% in the fourth quarter of 2002. The cost of interest bearing liabilities declined to 2.72%, from 3.46% and from 3.07% for the same periods, respectively.

Provision for Loan Losses:     The provision is made to maintain the allowance for loan losses at a level deemed adequate by management. The provision was $51 thousand for the first six months of the year, compared to $237 thousand in the same period of the prior year. The higher provisioning in 2002 related to growth in commercial loans and to an increase in the impairment reserve on one loan. The allowance totaled $4.1 million, or 1.59% of regular loans at June 30, 2003, which was little changed from 1.60% at the previous year-end.

Non-Interest Income:     Service charges and other income grew by $520 thousand (94%) in the second quarter and by $940 thousand (90%) in the first six months. Secondary market income increased by $413 thousand for the second quarter and by $710 thousand for the year-to-date in 2003, compared to the same period in 2002. Proceeds from loans sold totaled $59 million for the first half of 2003 compared to $10 million for the same period last year. The pipeline of applications in process for loans to be held for sale totaled $33 million at June 30, 2003. The volume of new applications declined after quarter-end after the sharp increase in long-term interest rates. Service charge and other income for the first six months also benefited from a $148 thousand increase in non-deposit investment product commissions. Under a new third party agreement, the Company records these commissions on a gross basis, rather than on a net basis. The higher income reflected this new commission structure, together with an increase in sales volume. Excluding the above increases, other revenues from service charges and other income increased by $82 thousand (8%), including a $40 thousand increase in prepayment fees associated with loan refinancings. For the first six months of 2003, the ratio of fee income to total revenues increased to 24% from 14% in the first half of 2002 (total revenues are the sum of net interest income and service charges and other income).

Back to Contents

Net securities gains decreased by $369 thousand in the first six months of 2003, compared to the same period in 2002. In the first six months of 2003, the Company recorded a net securities loss of $66 thousand, including gross gains of $1.107 million and gross losses of $1.173 million. Securities gains were recorded on the sale and redemption of $6 million in corporate securities which were viewed as fully valued. The securities loss was recorded on a debt security issued by a mutual insurance company which was written down to estimated fair value. The net gain recorded in 2002 was primarily due to the sale of two utility common stocks due to favorable market conditions for these securities.

Non-Interest Expense and Income Tax Expense:     Non-interest expense increased by $346 thousand (14%) in the second quarter and by $548 thousand (11%) in the first six months of 2003 compared to 2002. For the first six months, most of the expense increase was in compensation expense related to higher business volumes, including a $354 thousand increase in commissions and temporary help expense. Compensation expense in 2003 also included a new compensation related to investment product sales under the new third party agreement. Higher pension costs also contributed an $81 thousand increase. Total full time equivalent staff measured 111 at quarter-end, compared to 109 at year-end 2002. During the second quarter, purchased services expense increased by $123 thousand due mainly to corporate strategic initiatives, including costs related to the merger agreement. Excluding compensation and higher purchased services expenses, all other expenses decreased by $59 thousand (2%) during the first six months of the year. The ratio of total annualized non-interest expense to average total assets was 2.60% in the first six months of 2003, compared to 2.51% for the first half of 2002. Due to the higher fee income, the efficiency ratio improved to 64.9% compared to 65.7% for the same periods, respectively. Also, for the first six months of 2003 vs. 2002 the effective income tax rate increased to 30.6% from 30.2% due to a lower proportionate balance of equity investments, together with lower average yields on equity investments. The effective income tax rate benefits from the dividends received deduction on equity securities, accrued increases in cash surrender value of bank owned life insurance, and the state income tax benefit of the Company’s passive investment corporation.

Comprehensive Income:     Comprehensive income includes changes (after tax) in the market valuation of investment securities available for sale. Comprehensive income was $5.15 million in the first half of 2003, compared to $1.34 million in the same period last year. The net unrealized loss on securities declined in the first half of 2003 due to the plunge in interest rates, improved market spreads on corporate debt securities, and the recognition of a loss deemed to be other-than-temporary. Please see the following discussion on investment securities.

FINANCIAL CONDITION

Cash and Cash Equivalents:     Total cash and equivalents increased by $21 million to $39 million at June 30, 2003 due to decreases totaling $12 million in loans held for sale and government guaranteed loans, along with increases totaling $9 million in deposits and borrowings. The Company expects to reinvest the majority of short-term investments into higher yielding loans and investment securities during the second half of the year.

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

Total investment securities increased by less than 1% during 2003. Proceeds of $25 million from repayments, maturities, calls, and sales were reinvested into purchases of $23 million. The $25 million in proceeds included $8 million of U.S. agency securities, $9 million of mortgage backed securities, and $8 million of corporate debt and equity securities. The $23 million in purchases were all in three year adjustable rate U.S. agency mortgage passthrough securities.

Back to Contents

At June 30, 2003, total securities of $93 million included government, agency, and mortgage backed securities totaling $47 million (50%). All of these securities were rated AA or AAA. Corporate debt and equity securities totaled $44 million (47%) and investments in Federal Home Loan Bank and Bankers Bank Northeast totaled $3 million (3%). All of the corporate securities had ratings by Moodys and/or Standard & Poors, except for $8 million in utility common stocks, all of which were ranked in the five highest stock ranking categories by Standard & Poors and a $2.5 million ultrashort bond fund. Excluding non-investment grade rated securities (discussed below), the rated corporate securities had an average rating of A- at June 30, 2003.

The securities portfolio includes six corporate debt securities which are rated non-investment grade. One of these debt securities was downgraded further during the current quarter and failed to make a scheduled payment. For the first six months of 2003, Management recorded total charges of $1.17 million to write down this security to estimated fair value. At quarter-end, the Company had four securities rated in the BB- to BB+ range with a total unrealized loss of $328 thousand (7% of unamortized cost). The Company had two debt securities rated D which had been written down for other-than-temporary decline in value. The equity security portfolio had a net unrealized loss of $1.28 million, concentrated in three utility common equity securities with an unrealized loss of $1.5 million, at June 30, 2003. Management’s assessment was that this decline was temporary and the prices of these securities are expected to improve over time.

The total investment securities portfolio had a $608 thousand net unrealized gain as of June 30, 2003, measuring 0.7% of amortized cost, compared to a net unrealized loss of $3.3 million at year-end 2002, measuring 3.4% of amortized cost. As previously noted, this improvement was due to generally lower interest rates, improved spreads on corporate securities, and the recognition of a loss deemed other than temporary.

The average balance of investment securities decreased by $10 million in the most recent quarter, compared to the fourth quarter of 2002, and by $6 million compared to the second quarter of 2002. The quarter-end balance was slightly higher than the year-end 2002 balance, as sales and runoff early in the quarter were replaced by purchases later in the quarter. The fully taxable equivalent yield on investment securities was 4.56% in the most recent quarter, down more than 2% from 6.81% in the same quarter of the previous year due to the combined effects of sales, runoff, lower interest rates, and reinvestments into shorter duration, lower yielding mortgage backed securities.

Total Loans:     Total loans increased by $1 million to $279 million for the first half of 2003. Total regular loans increased by $6 million to $258 million. The growth was mostly in residential mortgage loans, which primarily offset runoff of similar duration government guaranteed loans. The Company actively promoted its fee free mortgage refinance loans, with fixed rates in the 3-15 year range. As previously noted, prepayment speeds of many loan types accelerated sharply in the second quarter until long term rates increased after quarter end. During the first half of 2003, Alliance closed $60 million of conforming residential mortgages, plus an additional $16 million of fee free refinance mortgages. Commercial loan demand was generally slower in the first half of the year, but the Company believes that an improving economy in the second half of the year will cause such loan demand to increase. The balance of residential mortgage loans held for sale declined to $5 million at June 30, 2003, reflecting a high volume of sales shortly before the end of the quarter.

The average balance of total loans was flat in the most recent quarter compared to the prior quarter. It was up by $5 million from the fourth quarter of 2002 and by $22 million from the second quarter of 2002. The annualized growth rate of average regular loans was 7.5% in the most recent quarter, compared to the last quarter of 2002. The yield on total loans decreased to 6.28% from 6.60% for these periods due to the continuing effects of prime rate decreases and to ongoing refinances at lower interest rates.

Nonperforming Assets:     There were no foreclosed assets at June 30, 2003. Nonaccruing loans totaled $1.1 million, compared to $2.4 million at year-end 2002. Nonperforming assets were 0.27% of total assets at June 30, 2003, which was also improved from 0.59% at the beginning of the year.

Back to Contents

Allowance for Loan Losses:     The allowance totaled $4.10 million (1.59% of regular loans) at June 30, 2003, compared to $4.05 million (1.60% of regular loans) at year-end 2002. During the first half of the year, gross charge-offs were $28 thousand and gross recoveries were $27 thousand. The allowance measured 361% of nonaccruing loans at quarter-end.

Deposits and Borrowings:     Total deposits increased by $5 million in the first half of 2003. Increases were recorded in all categories except for time deposits, which decreased due to run-off of higher rate time accounts booked in previous years which were not retained in the current low interest rate environment. Non-maturity deposits grew at a 10% annualized rate for the first half, down from a 14% growth rate in the year 2002. Lower interest rates and an improvement in the stock market are believed to have contributed to a slowing in deposit demand, from the high growth levels in previous years. Total borrowings increased by $4 million in the first half of 2003, as some medium term Federal Home Loan Bank borrowings were used to offset time account runoff.

Total deposits averaged $336 million in the most recent quarter, which was little changed from $334 million in the fourth quarter of 2002 and which was increased from $325 million in the second quarter of 2002. The average cost of interest bearing deposits declined to 2.12% in the most recent quarter from 2.55% in the fourth quarter of 2002, while average borrowing costs decreased to 5.90% from 5.99%.

Interest Rate Sensitivity:     The Company’s interest rate sensitivity has increased modestly in the first half of 2003. The one year interest rate gap is estimated to have increased to $48 million at June 30, 2003 from $37 million at year-end 2002. The gap is the difference between rate sensitive assets and rate sensitive liabilities. As a percentage of earning assets, the gap is estimated to be 12%, which is viewed as a minor exception to the Bank’s policy guideline of 10%, and which is expected to decline based on anticipated loan originations in 2003. The Company believes that income and equity value would increase in a rising rate environment and decrease in a decreasing rate environment, primarily due to rate adjustments in its portfolio of prime based commercial and consumer loans. The Company believes that its earnings and equity sensitivities also exceeded policy limits at June 30 to a minor extent. These sensitivities were expected to come within limits based on the anticipated reduction in the one year interest rate gap. With interest rates at comparatively low levels, the Company generally is cautious toward the acquisition of new long term fixed rate assets in order to control equity at risk in a rising rate environment. Due to the low and volatile interest rate environment, uncertainty in the modeling process has increased.

Liquidity and Cash Flows:     The Company’s primary use of funds in the first half of 2003 was the purchase of three year adjustable rate mortgage passthrough agency securities. These purchases were funded by sales and runoff from other investment securities. The Company increased short term FHLBB borrowings in the first quarter, until short term investments started to build as a result of deposit and borrowing growth, together with reductions in loans held for sale and government guaranteed loans. The majority of short term investments are expected to be reinvested in loans and securities in the second half of the year. Borrowings and time deposits are the primary sources of liquidity for additional balance sheet growth. Short term investments and securities available for sale provide additional sources of liquidity. Additionally, the portfolio of government guaranteed loans represents a readily marketable pool of assets, although Management has no present intent to sell these assets. The Company’s primary source of funds is dividends received from the Bank, and its primary use of funds is dividends paid to shareholders and to trust preferred security holders.

Capital Resources:     Shareholders’ equity increased by $5 million to $30 million during the first half of 2003, benefiting from the comparatively high comprehensive income. Total equity measured 7.1% of assets at June 30, which was up from 6.2% at year-end 2002. At June 30, both Alliance and Tolland Bank continued to be capitalized in accordance with the “well capitalized” regulatory classification.

As discussed in Note 7 to the consolidated financial statements, the adoption of FASB Interpretation No. 46 (FIN 46) is required beginning in the third quarter of 2003. This may affect the financial reporting in the consolidated financial statments for the Company’s two statutory business trusts that have issued trust preferred securities totaling $7 million, and their continued qualification as Tier I capital for the Company under regulatory definitions. These financial reporting and regulatory determinations are currently under review and the Company expects that its capital will remain in excess of all regulatory requirements.

Back to Contents

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the discussion and analysis of quantitative and qualitative disclosures about market risk provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 31, 2003. See also the discussion of Interest Rate Sensitivity in Item 2 of this Form 10-Q.

ITEM 4.     CONTROLS AND PROCEDURES

Based on their evaluation as of June 30, 2003, the Company’s Chief Executive Office, Joseph H. Rossi and Chief Financial Officer, David H. Gonci, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes during the quarter ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Back to Contents

PART II     OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The Company is not involved in any material legal proceedings other than ordinary routine litigation incidental to its business.

Item 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit Index

The exhibits listed below are included with this Report.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K filed during the quarter ended June 30, 2003

(i)	On April 18, 2003, the Company filed a Form 8-K reporting, under Item 9, a news release reporting announcement of the Company’s 2003 annual meeting of shareholders for the 2002 fiscal year.

(ii)	On April 30, 2003, the Company filed a Form 8-K reporting, under Item 9, a news release reporting earnings for the first quarter of the 2003 fiscal year.

Back to Contents

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANCE BANCORP OF NEW ENGLAND, INC.

Date: August 13, 2003	/s/ Joseph H. Rossi

Joseph H. Rossi
President/Chief Executive Officer

Date: August 13, 2003	/s/ David H. Gonci

David H. Gonci
Senior Vice President/Chief Financial Officer