Form 10-Q
period 2003-09-30
ALLIANCE BANCORP OF NEW ENGLAND INC
filed 2003-11-14
CIK 1046002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

(860) 875-2500
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES    X    NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES    X    NO

The number of shares of the registrant’s Common Stock outstanding as of November 8, 2003 was 2,696,432 shares.

Available on the web at www.alliancebancorp.com

Back to Contents

Back to Contents

Alliance Bancorp of New England, Inc.
Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)	September 30, 2003	December 31, 2002

Assets
Cash and due from banks	$15,119	$13,941
Short-term investments	6,024	4,520

Total cash and cash equivalents	21,143	18,461

Securities available for sale (at fair value)	103,145	87,812

Securities held to maturity (fair value of $5,984 in 2002)	–	5,372

Loans held for sale	3,722	11,942

Residential mortgage loans	95,993	78,717
Commercial mortgage loans	91,758	94,692
Other commercial loans	39,565	39,550
Consumer loans	36,371	39,547
Government guaranteed loans	19,753	25,756

Total loans	283,440	278,262
Less: Allowance for loan losses	(4,120)	(4,050)

Net loans	279,320	274,212

Premises and equipment, net	5,873	5,104
Accrued interest income receivable	2,110	2,417
Cash surrender value of life insurance	6,423	6,207
Other assets	1,986	2,987

Total assets	$423,722	$414,514

Liabilities and Shareholders’ Equity
Demand deposits	$37,134	$35,600
NOW deposits	40,561	39,091
Money market deposits	41,412	43,964
Savings deposits	82,082	77,605
Time deposits	126,197	134,572

Total deposits	327,386	330,832

Borrowings	60,056	54,510
Other liabilities	6,406	3,622

Total liabilities	393,848	388,964

Preferred stock, $0.01 par value; 100,000 shares authorized, none issued	–	–
Common stock, $0.01 par value; authorized 4,000,000 shares; issued 2,879,103 in 2003 and 2,868,105 in 2002; outstanding 2,678,504 in 2003 and 2,667,506 in 2002	29	29
Additional paid-in capital	12,873	12,791
Retained earnings	20,184	19,183
Accumulated other comprehensive loss, net	(103)	(3,344)
Treasury stock (200,599 shares)	(3,109)	(3,109)

Total shareholders’ equity	29,874	25,550

Total liabilities and shareholders’ equity	$423,722	$414,514

See accompanying notes to consolidated financial statements.

Back to Contents

Alliance Bancorp of New England, Inc.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

(in thousands, except share data)	2003	2002	2003	2002

Interest and Dividend Income
Loans	$4,170	$4,439	$12,979	$13,403
Debt securities	762	1,244	2,364	3,836
Dividends on equity securities	185	218	573	609
Other interest and dividend income	99	119	439	251

Total interest and dividend income	5,216	6,020	16,355	18,099

Interest Expense
Deposits	1,452	2,144	4,675	6,440
Borrowings	852	786	2,515	2,306

Total interest expense	2,304	2,930	7,190	8,746

Net Interest Income	2,912	3,090	9,165	9,353

Provision For Loan Losses	13	64	65	301

Net interest income after provision for loan losses	2,899	3,026	9,100	9,052
Non-Interest Income
Service charges and other income	1,021	743	3,007	1,789
Net (loss) gain on securities and other assets	(504)	8	(570)	311

Total non-interest income	517	751	2,437	2,100
Non-Interest Expense
Compensation and benefits	1,559	1,434	4,795	4,186
Occupancy	189	183	579	519
Data processing services and equipment	289	307	875	927
Office and insurance	124	153	440	444
Purchased services	394	300	987	833
Merger related	748	–	818	–
Other	161	193	436	580

Total non-interest expense	3,464	2,570	8,930	7,489

(Loss) income before income taxes	(48)	1,207	2,607	3,663
Income tax expense	191	346	1,004	1,087

Net (Loss) Income	$(239)	$861	$1,603	$2,576

Share Data
Basic (loss) earnings per share	$(0.09)	$0.33	$0.59	$1.00

Diluted (loss) earnings per share	$(0.09)	$0.32	$0.57	$0.95

Average basic shares outstanding	2,696,458	2,588,660	2,695,515	2,577,466
Average additional dilutive shares	–	141,379	116,494	128,538

Average diluted shares	2,696,458	2,730,039	2,812,009	2,706,004

See accompanying notes to consolidated financial statements.

Back to Contents

Alliance Bancorp of New England, Inc.
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(in thousands, except share data)	Common stock	Additional paid-In capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total

2002 Balance, December 31, 2001	$25	$11,577	$16,473	$(2,877)	$(3,109)	$22,089
Comprehensive income
Net income			2,576			2,576
Unrealized loss on securities, net of reclassification adjustment				(524)		(524)

Comprehensive income						2,052
Dividends declared ($0.211 per share)			(544)			(544)
Stock split effected in the form of a stock dividend	3		(10)			(7)
Exercise of stock options		132				132

Balance, September 30, 2002	$28	$11,709	$18,495	$(3,401)	$(3,109)	$23,722

2003 Balance, December 31, 2002	$29	$12,791	$19,183	$(3,344)	$(3,109)	$25,550
Comprehensive income
Net income			1,603			1,603
Unrealized gains on securities, net of reclassification adjustment				3,241		3,241

Comprehensive income						4,844
Dividends declared ($0.225 per share)			(602)			(602)
Directors’ deferred stock compensation		31				31
Exercise of stock options		38				38
Tax benefit from exercise of stock options		13				13

Balance, September 30, 2003	$29	$12,873	$20,184	$(103)	$(3,109)	$29,874

       Disclosure of reclassification amount

Nine months ended September 30 (in thousands)	2003	2002

Unrealized holding gains (losses) arising during the period, net of income tax effect of ($994) and $206, respectively	$2,865	$(400)
Reclassification adjustment for losses (gains) included in net income, net of income tax effect of ($194) and $65, respectively	376	(124)

Net unrealized gains (losses) on securities	$3,241	$(524)

See accompanying notes to consolidated financial statements.

Back to Contents

Alliance Bancorp of New England, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30,

(in thousands)	2003	2002

Operating Activities:
Net income	$1,603	$2,576
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	65	301
Depreciation and amortization	495	523
Net losses (gains) on securities and other assets	570	(1,100)
Loans originated for sale	(82,021)	(14,925)
Proceeds from loans sold	90,241	13,723
Increase in other liabilities	2,784	1,935
Decrease in accrued interest income receivable	307	523
Decrease in other assets	333	186

Net cash provided by operating activities	14,377	3,742

Investing Activities:
Securities available for sale:
Proceeds from repayments and maturities	16,511	10,315
Proceeds from sales	7,316	27,270
Proceeds from calls	8,430	9,000
Purchases of securities	(39,473)	(33,979)
Securities held to maturity:
Proceeds from amortization and maturities	286	2,251
Proceeds from calls	–	1,000
Net increase in total loans	(5,206)	(14,821)
Purchases of premises and equipment	(1,095)	(83)
Proceeds from the sale of premises and equipment	–	211

Net cash (used) provided by investing activities	(13,231)	1,164

Financing Activities:
Net (decrease) increase in interest-bearing deposits	(4,980)	25,564
Net increase in demand deposits	1,534	6,234
Proceeds from FHLBB advances	96,498	14,570
Principal repayments of FHLBB advances	(90,952)	(18,039)
Net decrease in other borrowings	–	(2,100)
Exercise of stock options	38	132
Cash dividends paid	(602)	(551)

Net cash provided by financing activities	1,536	25,810

Net Increase in Cash and Cash Equivalents	2,682	30,716
Cash and cash equivalents at beginning of the period	18,461	15,314

Cash and cash equivalents at end of the period	$21,143	$46,030

Supplemental Information on Cash Payments
Interest	$7,200	$8,750
Income taxes	1,090	1,500

Supplemental Information on Non-cash Transactions
Securities transferred to available for sale	5,087	3,166

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

	Three months ended September 30,		Nine months ended September 30,

(in thousands, except share data)	2003	2002	2003	2002

Net (loss) income, as reported	$(239)	$861	$1,603	$2,576
Deduct total stock-based compensation expense determined under the fair-value-based method, net of related tax effects	–	–	–	(25)

Pro forma net (loss) income	$(239)	$861	$1,603	$2,551

Basic (loss) earnings per share
As reported	$(0.09)	$0.33	$0.59	$1.00
Pro forma	(0.09)	0.33	0.59	0.99
Diluted (loss) earnings per share
As reported	(0.09)	0.32	0.57	0.95
Pro forma	(0.09)	0.32	0.57	0.94

There were 9,240 stock options granted in the first nine months of 2002. None were granted in 2003. The fair value of options granted was estimated using the Black-Scholes option-pricing model in accordance with the weighted-average assumptions indicated below. The resulting weighted-average fair value was $2.47 in 2002.

Assumptions used for grants made in the nine months ended September 30	2003	2002

Expected dividend yield	–	2.	00%
Expected volatility	–	30.	63%
Risk free interest rate	–	3.	59%
Expected life (years)	–	8.	0

Note 3.   Securities

Information concerning the securities portfolio is summarized below as of September 30, 2003 and December 31, 2002.

September 30, 2003 (in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Securities available for sale
U.S. Government and agency debt	$27,005	$277	$–	$27,282
U.S. Agency mortgage-backed debt	31,959	138	(159)	31,938
Other mortgage-backed	14	–	–	14
Trust preferred	17,527	1,210	(253)	18,484
Other corporate debt	10,393	254	(418)	10,229
Marketable equity	13,100	176	(972)	12,304
Non-marketable equity	2,894	–	–	2,894

Total available for sale	$102,892	$2,055	$(1,802)	$103,145

Back to Contents

December 31, 2002 (in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Securities available for sale
U.S. Government and agency debt	$26,167	$159	$–	$26,326
U.S. Agency mortgage-backed debt	13,615	160	–	13,775
Trust preferred	17,551	229	(782)	16,998
Other corporate debt	15,841	207	(1,771)	14,277
Marketable equity	15,758	188	(2,295)	13,651
Non-marketable equity	2,785	–	–	2,785

Total available for sale	$91,717	$943	$(4,848)	$87,812

Securities held to maturity
U.S. Government and agency debt	$1,047	$65	$–	$1,112
U.S. Agency mortgage-backed debt	850	20	–	870
Other mortgage-backed debt	259	8	–	267
Other corporate debt	3,216	530	(11)	3,735

Total held to maturity	$5,372	$623	$(11)	$5,984

During the first quarter of 2003, the held to maturity category was eliminated and the entire portfolio was transferred to available for sale. Subsequent to the transfer, all purchases of investment securities have been categorized as available for sale and the same treatment will be applied to all purchases for the foreseeable future. Ten securities with an amortized cost totaling $5,100,000 were transferred to available for sale from held to maturity. The transfer resulted in an additional unrealized gain of $415,000 (net of income taxes of $214,000) which was recorded as a decrease in the accumulated other comprehensive loss.

During the first nine months of 2002, three securities with an amortized cost of $3,170,000 and an unrealized loss of $1,160,000 were transferred from held to maturity to available for sale due to declines in the issuers’ credit ratings.

Writedowns for other-than-temporary impairment losses on securities were $504,000 and $788,000 in the three months ended September 30, 2003 and 2002, respectively, and $1,168,000 and $788,000 in the nine months ended September 30, 2003 and 2002, respectively. These losses are included in Net (loss) gain on securities and other assets in the consolidated statements of operations.

Note 4.      Nonperforming Loans

Following is information about the Company’s nonaccruing loans and impaired loans.

(in thousands)	September 30, 2003	December 31, 2002

Total nonaccruing loans	$3,682	$2,433
Accruing loans past due 90 days or more	1,111	185

Impaired loans:
Valuation allowance required	$230	$774
No valuation allowance required	2,880	989

Total impaired loans	$3,110	$1,763

Total valuation allowance on impaired loans	$104	$127
Commitments to lend additional funds to borrowers with impaired loans	–	–

Note 5.      Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

	Nine months ended September 30,

(in thousands)	2003	2002

Balance at beginning of period	$4,050	$3,700
Charge-offs	(29)	(47)
Recoveries	34	46
Provision for loan losses	65	301

Balance at end of period	$4,120	$4,000

Back to Contents

Note 6.      Standby Letters of Credit

The Company had outstanding standby letters of credit of $2,024,000 and $1,987,000 at September 30, 2003 and December 31, 2002, respectively. Most of the Company’s outstanding standby letters of credit are performance standby letters of credit within the scope of FASB Interpretation No. 45 (“FIN 45”). These are irrevocable undertakings by the Company, as guarantor, to make payments in the event a specified third party fails to perform under a nonfinancial contractual obligation. Most of the Company’s performance standby letters of credit arise in connection with lending relationships and have terms of one year or less. The maximum potential future payments the Company could be required to make equals the face amount of the letters of credit referred to above. FIN 45 also requires the recognition, at fair value, of a liability by a guarantor at the inception of certain guarantees issued or modified after December 31, 2002. The Company’s recognized liability for performance standby letters of credit was insignificant at September 30, 2003.

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

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, which establishes accounting guidance for consolidation of variable interest entities (VIE) that function to support the activities of the primary beneficiary. The primary beneficiary of a VIE entity is the entity that absorbs a majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both, as a result of ownership, controlling interest, contractual relationship or other business relationship with a VIE. Prior to the implementation of FIN 46, VIEs were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity. The provisions of FIN 46 were effective immediately for all arrangements entered into after January 31, 2003, and are otherwise effective in the first interim or annual period ending after December 15, 2003. In its current form, FIN 46 may require the Company to re-characterize the trust preferred securities issued by its two wholly owned subsidiary business trusts (Trust I and Trust II) in future financial statements. Such re-characterization is not expected to affect the carrying amount of the liability reported in the consolidated financial statements or the recognition of related funding costs as interest expense.

In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier I capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve intends to review the regulatory implications of any accounting treatment changes and, if necessary or warranted, provide further appropriate guidance. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier I capital for regulatory capital purposes. As of September 30, 2003, if the Company is not allowed to include its $7.0 million of trust preferred securities issued by Trust I or Trust II within Tier I capital, the Company would still exceed the regulatory required minimums for capital adequacy purposes.

In April 2003, FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133.This statement did not have a material impact on the Company’s consolidated financial statements.

Back to Contents

In May 2003, FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. As originally issued, this statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. However, the effective date of the statement’s provisions related to the classification and measurement of certain mandatorily redeemable non-controlling interests (such as a consolidated subsidiary’s trust preferred securities) has been deferred indefinitely by the FASB, pending further Board action. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial statements.

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

Note 9.      Pending Merger Agreement

On July 16, 2003, Alliance announced that it had signed a definitive agreement to merge with New Haven Savings Bank (NHSB), pursuant to which NHSB will acquire all of the outstanding shares of Alliance. Separately, NHSB announced its intention to convert from a mutual savings bank to a stock savings bank and simultaneously merge with Alliance and Connecticut Bancshares, Inc., holding company for the Savings Bank of Manchester. The combined bank intends to operate under the name “NewAlliance Bank,” a subsidiary of the newly formed holding company, “NewAlliance Bancshares.”

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

The transactions are expected to be completed in the first quarter of 2004. NHSB has adopted a plan for conversion to convert to a public company simultaneously with the acquisitions. As part of the conversion, NHSB formed a new holding company, NewAlliance Bancshares, and will conduct a subscription offering of its common stock to eligible depositors and others under applicable law. Remaining shares are expected to be offered for sale to the community and the general public. The conversion is subject to approval from the FDIC, the Connecticut Banking Commissioner and NHSB’s Corporators. NHSB Corporators approved the plan of conversion on September 8, 2003. The acquisition is contingent on the approvals of shareholders of the Company, the FDIC, the Federal Reserve Board, and the Connecticut Banking Commissioner.

Back to Contents

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION: Alliance Bancorp of New England, Inc. (“Alliance” or the “Company”) is the holding company for Tolland Bank (the “Bank”). The consolidated financial statements and related notes should be read in conjunction with this discussion. This discussion and analysis updates, and should be read in conjunction with, Management’s Discussion and Analysis included in the 2002 Annual Report on Form 10-K filed by Alliance on March 31, 2003. In the following discussion, income statement comparisons are against the same period of the previous year and balance sheet comparisons are against the previous fiscal year-end, unless otherwise noted. All share and per share data for the nine months ended September 30, 2002 has been adjusted to reflect the eleven-for-ten stock split effected in the form of a 10% stock dividend distributed on May 21, 2002.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS: This filing contains certain “forward–looking statements”. These forward–looking statements, which are included in Management’s Discussion and Analysis, describe future plans or strategies and include the Company’s expectations of future financial results. The words “believe,” “expect,” “anticipate,” “estimate,” “plan”, “create”, “utilize”, “project” and similar expressions identify forward–looking statements. The Company’s ability to predict results or the effect of future plans or strategies or qualitative or quantitative changes based on market risk exposure is inherently uncertain. Factors which could affect actual results include but are not limited to changes in general market interest rates, general economic conditions, legislative/regulatory changes, fluctuations of interest rates, changes in the quality or composition of the Company’s loan and investment portfolios, deposit flows, competition, demand for financial services in the Company’s markets, and changes in accounting principles. These factors should be considered in evaluating the forward–looking statements, and undue reliance should not be placed on such statements.

DISCUSSION OF CRITICAL ACCOUNTING POLICIES: The material estimates made by Management in preparing the Company’s consolidated financial statements are summarized in Note 1 to the consolidated financial statements in the most recent annual report, which should be read in conjunction with this discussion and analysis. Further discussion of the two most critical accounting estimates and their impact on the consolidated financial statements is as follows:

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

Securities Impairment: Alliance has a portfolio of corporate debt and equity securities, all of which were purchased under investment grade guidelines. Corporate credit ratings and interest spreads have deteriorated at a nearly record rate due to factors including corporate governance issues, the impact of terrorist attacks in 2001, and the end of the decade of unprecedented economic growth in the nineties. Alliance’s portfolio includes several insurance company securities, and many large and traditionally strong insurers have repeatedly announced unexpected reserve increases and other reductions to surplus. The portfolio also includes utility company common stocks. The market index for these stocks declined by about 26% in 2002, after performing satisfactorily for several years. These market conditions have resulted in writedowns of certain debt and equity securities in recent years. The remaining unrealized losses on Alliance’s securities in these sectors are viewed as temporary, but continued unfavorable developments could change management’s view and result in future writedowns.

Back to Contents

SUMMARY

Alliance reported a net loss of $239 thousand ($0.09 per share) in the third quarter of 2003, compared to net income of $861 thousand ($0.32 per diluted share) in the third quarter of 2002. During the third quarter of 2003, Alliance recorded $748 thousand in charges for professional fees related to its pending merger with New Haven Savings Bank.

For the first nine months of 2003, Alliance reported net income of $1.60 million ($0.57 per share), compared to earnings of $2.58 million ($0.95 per diluted share) for the same period in 2002. Alliance announced a quarterly dividend of 7.5 cents per share, payable on November 25, 2003 to shareholders of record at the close of November 11, 2003.

Quarterly results were affected by the charges related to the merger and a security writedown, as well as by a tighter net interest margin resulting from continuing low interest rates. Third quarter results benefited from the large pipeline of mortgage loans that had built up before mortgage rates turned up sharply at the beginning of the quarter. The Company increased its loan and investment portfolios in order to help offset the impact of tighter margins. For the first six months of 2003, net income had increased by $127 thousand (7%) due primarily to the benefit of higher residential mortgage secondary market income. The nine month results declined due to the loss in the third quarter. Total assets increased to $424 million at September 30, 2003 from $415 million at December 31, 2002. Increases in residential mortgage loans and investment securities were partially offset by declines in other loan categories.

Net interest income decreased by $178 thousand (6%) in the third quarter and by $188 thousand (2%) in the first nine months of 2003, compared to the same periods in 2002. This was caused by a decline in the net interest margin to 3.00% in the third quarter of 2003 from 3.31% in the same period of 2002 due to lower interest rates. This tightening was partially mitigated by growth in total loans for the first nine months of 2003 to $279 million from $274 million at December 31, 2002. This growth was due mainly to a significant increase in residential mortgages to $96 million from $79 million at December 31, 2002, which benefited from strong demand and improvements in the Company’s origination process and product structure.

The provision for loan losses declined by $51 thousand for the third quarter and by $236 thousand for the year-to-date, reflecting lower commercial loan growth. Net loan recoveries of $5 thousand were recorded in the first nine months of 2003, compared to net charge-offs of $1 thousand in the same period of 2002. The loan loss allowance measured 1.56% of total regular loans at September 30, 2003, compared to 1.60% at the previous year-end. Nonperforming assets totaled $3.7 million (0.87% of total assets) at quarter-end, up from $3.2 million (0.78% of assets) one year ago due primarily to one commercial loan relationship. There were no foreclosed assets recorded during the first nine months of 2003.

Non-interest income decreased by $234 thousand (31%) in the third quarter due to a $504 thousand writedown on an investment security which was partially offset by a $278 thousand increase in service charges and other income. For the nine month period, non-interest income increased by $337 thousand (16%) due to a $1.22 million increase in service charges and other income, which was partially offset by an $881 thousand decrease in net gains/losses on securites and other assets. Growth in service charges and other income was primarily due to higher secondary market income related to the higher volume of residential mortgage originations and sales. Service charges and other income for the first nine months also benefited from a $209 thousand increase in non deposit investment product commissions and a $124 thousand increase in loan prepayment fees.

During the third quarter, Alliance recorded a $504 thousand securities loss representing the writedown of one equity security, a utility common stock, which was deemed to be impaired on an other than temporary basis. This unrealized loss had previously been recorded in accumulated other comprehensive income, and the third quarter charge therefore did not reduce shareholders’ equity. For the first nine months of 2003, Alliance recorded a net securities loss of $570 thousand, including gross gains of $1.11 million and gross losses of $1.68 million. Securities gains were recorded on the sale and redemption of $6 million in corporate securities which were viewed as fully valued. The securities loss also included a debt security issued by a mutual insurance company which was written down by $1.17 million to estimated fair value

Back to Contents

in the first half of the year. During the first quarter of 2003, Alliance eliminated the held to maturity classification of investment securities, which had decreased to a balance of $5 million at year-end 2002. These securities were transferred to the available for sale category, where security purchases will be recorded for the foreseeable future.

Non-interest expense increased by $894 thousand (35%) in the third quarter and by $1.44 million (19%) in the first nine months of 2003 compared to 2002. Total merger related expenses were $748 thousand in the third quarter and $818 thousand for the first nine months of 2003, consisting principally of legal and investment banking services. For the nine month period, total compensation related costs increased by $609 thousand (15%) due primarily to higher business volumes, including a $443 thousand increase in commissions and temporary help, along with a $111 thousand increase in pension expense. All other expenses increased by a net amount of $14 thousand. Full time equivalent staff totaled 107 at quarter-end, compared to 109 at year-end 2002. For the first nine months of 2003, the efficiency ratio (excluding merger related expenses) improved to 65.2% compared to 65.5% in the same period of 2002 despite the impact of lower interest spreads. Due to the non-deductibility of certain merger related expenses, the effective income tax rate increased to 39% for the first nine months of 2003, compared to 30% in the same period of 2002.

Shareholders’ equity totaled $29.9 million at quarter-end versus $25.6 million at the end of the 2002 fiscal year and measured 7.1% of total assets, up from 6.2% at year-end 2002. This included the benefit from the net appreciation of investment securities, reflecting the impact of lower interest rates and improved corporate spreads. The Company’s capital remained in excess of all regulatory requirements and continued to exceed the requirement for the highest regulatory capital category of “Well Capitalized”.

Alliance is giving increasing effort to working with New Haven Savings Bank in planning the rapid integration of our companies following the completion of our merger, targeted for the first quarter of 2004. It was announced at the end of the third quarter that the combined bank intends to operate under the name “NewAlliance Bank” a subsidiary of the holding company, “NewAlliance Bancshares”, when the initial public offering is completed simultaneously with the completion of the merger.

Back to Contents

Consolidated Selected Financial Data (Unaudited)

As of and for the three months ended September 30,	As of and for the nine months ended September 30,

2003	2002	2003	2002

For the Period (in thousands)
Net interest income	$2,912	$3,090	$9,165	$9,353
Provision for loan losses	13	64	65	301
Service charges and other income	1,021	743	3,007	1,789
Net (loss) gain on securities and other assets	(504)	8	(570)	311
Non-interest expense	3,464	2,570	8,930	7,489
Net (loss) income	$(239)	$861	$1,603	$2,576

Per Share
(Loss) earnings – basic	$(0.09)	$0.33	$0.59	$1.00
(Loss) earnings – diluted	(0.09)	0.32	0.57	0.95
Dividends declared	0.07	5	0.07	5	0.22	5	0.21	1
Book value	11.15	9.16	11.15	9.16
Common stock price:
High	33.75	15.70	33.75	15.70
Low	23.05	12.94	18.51	10.68
Close	33.34	15.30	33.34	15.30

At Period End (in millions)
Total assets	$423.7	$414.4	$423.7	$414.4
Total loans	283.4	269.3	283.4	269.3
Other earning assets	112.9	120.5	112.9	120.5
Deposits	327.4	335.2	327.4	335.2
Borrowings	60.1	51.5	60.1	51.5
Shareholders’ equity	29.9	23.7	29.9	23.7

Operating Ratios
Return on average equity	(3.10)%	14.47%	7.59%	15.05%
Return on average assets	(0.22)	0.83	0.51	0.87
Net interest margin	3.00	3.31	3.18	3.44
Efficiency ratio	67.50	65.24	65.16	65.51
Equity/total assets	7.05	5.72	7.05	5.72
Dividend payout ratio	n/a	22.57	37.60	21.19

Loan Related Ratios
Net charge-offs/average regular loans	0.00%	0.02%	0.00%	0.00%
Loan loss allowance/regular loans	1.56	1.62	1.56	1.62
Nonperforming assets/total assets	0.87	0.78	0.87	0.78

Growth (in percent)
Net income	n/a	4.9%	(37.8)%	4.4%
Regular loans	8.1%	21.7	5.9	11.3
Deposits	(10.2)	5.5	(1.4)	14.0

(1) All share and per share data for the nine months ended September 30, 2002 has been adjusted to reflect the eleven-for-ten stock split effected in the form of a 10% stock dividend distributed in May 2002.
(2) The efficiency ratio is non-interest expense divided by the sum of net interest income (fully taxable equivalent) and service charges and other income. The efficiency ratio excludes merger related expenses. Return, margin and charge-off ratios are annualized based on average balances for the period. The net interest margin is fully taxable equivalent.
(3) Regular loans are total loans excluding government guaranteed loans.
(4) Growth of net income is compared to the same period in the prior year. Growth was not applicable in the three months ended September 30, 2003 due to the net loss. Growth of regular loans and deposits is compared to beginning of the period, annualized.

Back to Contents

RESULTS OF OPERATIONS

Average Balance Sheets and Interest Rates – Fully Taxable Equivalent (FTE)

The following table sets forth, for the periods indicated, the average balances and their associated average interest rates. Average balances are based on average daily balances. The balance and yield on all securities is based on amortized cost and not on fair value.

(dollars in thousands)	Average Balance		Rate (FTE Basis)

Quarters ended September 30	2003	2002	2003	2002

Residential mortgage loans	$91,622	$64,130	5.71%	6.84%
Commercial mortgage loans	91,850	90,868	6.81	7.65
Other commercial loans	37,683	38,696	6.04	6.49
Consumer loans	36,485	41,088	4.11	4.99
Government guaranteed loans	20,274	26,845	6.80	6.44

Total loans	277,914	261,627	5.99	6.70
Securities	95,594	96,033	4.26	6.49
All other earning assets	26,709	28,364	1.62	1.95

Total earning assets	400,217	386,024	5.29	6.32
Other assets	27,631	23,921

Total assets	$427,848	$409,945

NOW deposits	$40,463	$35,105	0.36%	0.91%
Money market deposits	46,535	49,800	1.22	2.02
Savings deposits	81,669	72,535	0.80	1.92
Time deposits	128,249	139,597	3.43	4.15

Total interest bearing deposits	296,916	297,037	1.94	2.86
Borrowings	58,476	50,674	5.78	6.16

Interest bearing liabilities	355,392	347,711	2.58	3.34
Demand deposits	40,354	35,542
Other liabilities	2,481	1,110
Shareholders’ equity	29,621	25,582

Total liabilities and equity	$427,848	$409,945

Net Interest Spread			2.71%	2.98%
Net Interest Margin			3.00%	3.31%

Back to Contents

(dollars in thousands)	Average Balance		Rate (FTE Basis)

Nine months ended September 30	2003	2002	2003	2002

Residential mortgage loans	$85,649	$61,889	6.09%	6.98%
Commercial mortgage loans	93,822	89,100	6.99	7.79
Other commercial loans	39,119	38,887	6.22	6.57
Consumer loans	37,903	40,530	4.30	5.23
Government guaranteed loans	22,730	28,160	6.52	6.66

Total loans	279,223	258,566	6.20	6.87
Securities	92,057	89,091	4.63	7.05
All other earning assets	24,242	20,836	2.56	1.67

Total earning assets	395,522	368,493	5.61	6.58
Other assets	27,694	29,586

Total assets	$423,216	$398,079

NOW deposits	$39,502	$35,755	0.40%	0.93%
Money market deposits	45,544	44,484	1.34	2.07
Savings deposits	80,162	70,716	0.95	1.99
Time deposits	131,067	137,104	3.60	4.34

Total interest bearing deposits	296,275	288,059	2.11	2.99
Borrowings	58,163	50,004	5.78	6.17

Interest bearing liabilities	354,438	338,063	2.71	3.46
Demand deposits	37,910	32,697
Other liabilities	2,049	1,975
Shareholders’ equity	28,819	25,344

Total liabilities and equity	$423,216	$398,079

Net Interest Spread			2.90%	3.12%
Net Interest Margin			3.18%	3.44%

FTE basis net interest income presents earnings on tax-advantaged securities on a basis equivalent to yields on fully-taxable securities. A tax rate of 40% was used to compute the tax-equivalent adjustment for all periods presented. A reconciliation of net interest income follows:

	Three months ended September 30,		Nine months ended September 30,

(in thousands)	2003	2002	2003	2002

Net interest income as reported in the consolidated statements of operations	$2,912	$3,090	$9,165	$9,353
Tax-equivalent adjustment	91	106	277	289

FTE basis	$3,003	$3,196	$9,442	$9,642

Back to Contents

RESULTS OF OPERATIONS – THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003 VERSUS SEPTEMBER 30, 2002

Net Interest Income: Net interest income decreased by $178 thousand (6%) in the third quarter and by $188 thousand (2%) in the first nine months of 2003, compared to the same periods in 2002. Net interest income had been nearly flat for the first six months of 2003, with growth in earning assets offsetting margin compression. There was further margin compression in the third quarter, and year-to-year growth in average earning assets declined to 4% in the third quarter, compared to 7% in the first six months of the year.

Interest rates continued to decline in 2003, following the steep declines in 2002. Short term treasury rates declined by about 0.35% in the first six months, while the ten year treasury rate declined by about 0.80% to a low of 3.11% near the end of the second quarter. The plunge in rates in the second quarter fueled demand for refinancings. A recovery in the stock market, together with the low interest rates, also muted the unusually strong deposit demand experienced in recent years. The slower deposit growth constrained opportunities to offset lower yields with higher volume. In the third quarter, long term interest rates rebounded, closing the quarter around the 4.00% level. Application volumes declined, although loan originations and payoffs remained heavy due to the lengthy processing pipelines at June 30. Alliance is asset sensitive, and net interest income tends to decline during periods of comparatively low interest rates such as those which have been experienced in 2003. Please also see the Interest Rate Sensitivity section of this Discussion and Analysis.

Average earning assets increased by $27 million (7%) for the nine month period. This growth was concentrated in average residential mortgages, which increased by $24 million (38%). Decreases of $5 million each in average short term investments and average government guaranteed loans were mostly offset by an $8 million increase in average loans held for sale. Average total commercial mortgages and loans increased by $5 million (4%), while average consumer loans decreased by $3 million (6%). Average interest bearing liabilities grew by $16 million (5%), with the increase concentrated in a $9 million (13%) increase in savings accounts. An $8 million (16%) increase in average borrowings offset a $6 million (4%) decrease in average time accounts. Total transactions accounts (demand deposit and NOW) increased by $9 million (13%).

For the first nine months of 2003, most asset yields and liability costs continued to decrease due to the ongoing effects of lower interest rates. The yield on earning assets fell to 5.29% in the third quarter, from 6.32% in the same quarter of 2002. The greatest decrease was in the securities yield, which declined to 4.26% from 6.49%, reflecting securities sales and runoff, followed by reinvestment into shorter duration government agency and mortgage backed securities. The cost of liabilities has also declined steadily, but more slowly than the yield on assets, due to the low prevailing level of interest rates. The cost of interest bearing liabilities measured 2.58% in the third quarter of 2003, compared to 3.34% in the same quarter of 2002. These changes produced a decline in the net interest margin to 3.00% in the third quarter of 2003 from 3.31% in the same period of 2002. The net interest margin improved to 3.09% in the month of September, reflecting the benefit of loan and security growth booked near the end of the quarter.

Provision for Loan Losses. The provision is made to maintain the allowance for loan losses at a level deemed adequate by Management. The provision was $65 thousand for the first nine months of the year, compared to $301 thousand in the same period of the prior year. During the third quarter of 2003 the provision was $13 thousand versus $64 thousand for the 2002 period. The higher provisioning in 2002 related to growth in commercial loans and to an increase in the impairment reserve on one loan. The allowance totaled $4.12 million, or 1.56% of regular loans at September 30, 2003, which was down slightly from 1.60% at the previous year-end due to the higher proportion of lower risk residential mortgages in 2003.

Non-Interest Income. Non-interest income decreased by $234 thousand (31%) in the third quarter due to a $504 thousand writedown on an investment security which was partially offset by a $278 thousand increase in service charges and other income. For the nine month period, non-interest income increased by $337 thousand (16%) due to a $1.22 million increase in service charges and other income, which was partially offset by an $881 thousand decrease in net gains/losses on securites and other assets.

Back to Contents

Service charges and other income grew by $278 thousand (37%) in the third quarter and by $1.22 million (68%) in the first nine months of 2003. This growth was mostly produced by secondary market income, (consisting principally of gains on sale of loans) which grew by $297 thousand (410%) and $1.01 million (568%) during these periods. The very low long term interest rates in the second quarter caused a surge in residential mortgage refinancings into long term fixed rate mortgages, most of which were sold to the secondary market. Proceeds from loans sold totaled $90 million for the first nine months of 2003, compared to $14 million for the same period in 2002. The volume of new applications declined in the third quarter after the sharp increase in long-term interest rates, but loan sales remained strong due to the pipeline of mortgages in process at the beginning of the quarter. Alliance also benefited from a $213 thousand increase in non deposit investment product commissions. Under a new third party agreement, Alliance records these commissions on a gross basis, rather than on a net basis. The higher income reflected this new commission structure, together with an increase in sales volume. Additionally, Alliance recorded a $124 thousand increase in loan prepayment fees, primarily related to commercial loan refinancings. Excluding the above, all other service charges and other income decreased by $124 thousand (8%) for the first nine months of 2003. This reflected a $102 thousand decrease in annuity sales income and lower checking account overdraft volumes.

For the first nine months of 2003, Alliance recorded a net securities loss of $570 thousand, including gross gains of $1.11 million and gross losses of $1.68 million. As previously noted, the losses were due to writedowns of $1.17 million in the first half of the year of an insurance company debt security and a $504 thousand third quarter writedown of an electric utility common stock. The gains were realized on the sale of fully valued corporate debt and equity securities which reflected the benefit of lower interest rates and improved corporate spreads. For the third quarter the loss was $504 thousand versus a gain of $8 thousand for the third quarter of 2002.

Non-Interest Expense and Income Tax Expense. Non-interest expense increased by $894 thousand (35%) in the third quarter and by $1.44 million (19%) in the first nine months of 2003 compared to 2002. These increases were mainly due to merger related expenses and compensation expenses. All other expenses increased by a net amount of $14 thousand. Total merger related expenses were $748 thousand in the third quarter and $818 thousand for the first nine months of 2003, consisting principally of legal and investment banking services. Compensation related expenses increased by $125 thousand (9%) for the third quarter and $609 thousand (15%) for the first nine months due primarily to higher business volumes. The nine month results included a $443 thousand increase in commissions and temporary help, along with a $111 thousand increase in pension expense. Full time equivalent staff totaled 107 at quarter-end, compared to 109 at year-end 2002. For the first nine months of 2003, the efficiency ratio (excluding merger related expenses) improved to 65.2% compared to 65.6% in the same period of 2002 despite the impact of lower interest spreads. Certain merger related expenses have been treated as non deductible for purposes of the financial statement tax provision. As a result, the effective income tax rate increased to 39% for the first nine months of 2003, compared to 30% in the same period of 2002. The effective income tax rate benefits from the dividends received deduction on equity securities, accrued increases in cash surrender value of life insurance, and the state income tax benefit of Alliance’s passive investment corporation.

Comprehensive Income. Comprehensive income includes changes (after tax) in the unrealized market gains and losses of investment securities available for sale. Comprehensive income was $4.84 million in the first nine months of 2003, compared to $2.05 million in the same period last year. The net unrealized loss on securities declined substantially in 2003 due to lower interest rates, improved market spreads on corporate debt securities, and the writedown of corporate securities discussed previously. Please see the following discussion on investment securities.

Back to Contents

FINANCIAL CONDITION – SEPTEMBER 30, 2003 VERSUS DECEMBER 31, 2002

Cash and Cash Equivalents. Total cash and equivalents increased by $3 million to $21 million at September 30, 2003. Total cash and equivalents had increased to $39 million at June 30, 2003. Most of this increase was reinvested into higher yielding loans and investment securities during the third quarter.

Investment Securities. As previously noted, during the first quarter of 2003, Alliance eliminated the category of securities held to maturity and transferred the outstanding balance of these securities to the available for sale category. This represented a change in intent regarding the entire balance of securities held to maturity, which consisted of ten securities with an amortized cost of $5.1 million. Subsequent to the transfer, all purchases of investment securities have been categorized as available for sale and the same treatment will be applied to all purchases for the foreseeable future.

Total investment securities increased by $10 million (11%) during the first nine months of 2003. This growth was booked to help offset runoff of government guaranteed loans ($6 million) and a decrease in the balance of loans held for sale ($8 million). Securities purchases totaled
$39 million during this period and consisted entirely of U.S. government agency and mortgage backed securities with interest rates fixed for no more than four years, and in most cases for no more than three years. Other liabilities included $5 million representing securities purchased and not settled at September 30, 2003.

At September 30, 2003, total securities of $103 million included government agency and mortgage backed securities totaling $59 million (57%). All of these securities were rated AA or AAA. Corporate debt and equity securities totaled $41 million (40%) and investments in Federal Home Loan Bank and Bankers Bank Northeast totaled $3 million (3%). All of the corporate securities had ratings by Moodys and/or Standard & Poors, except for $8 million in utility common stocks, all of which were ranked B or above by Standard & Poors and a $2.5 million ultrashort bond fund. Excluding non-investment grade rated securities (discussed below), the rated corporate debt securities had an average rating of BBB+ at September 30, 2003. This decreased from A- previously due to maturing corporate securities which were replaced with government agency securities.

The securities portfolio includes six corporate debt securities which are rated non-investment grade. Four of these securities, with a net amortized cost of $4.6 million were rated in the BB- to BB+ range with a total unrealized loss of $0.4 million (8% of amortized cost). Two securities were defaulted and had been written down to a net balance of $0.6 million at September 30, 2003; these two securities were being held without accrual of interest. The equity security portfolio had a net unrealized loss of $0.8 million, concentrated in two utility common equity securities. Management’s assessment was that these declines are temporary and the prices of these securities are expected to improve over a reasonable period of time.

The total investment securities portfolio had a $0.3 million net unrealized gain as of September 30, 2003, measuring 0.2% of amortized cost, compared to a net unrealized loss of $3.3 million at year-end 2002, measuring 3.3% of amortized cost. This improvement was due to generally lower interest rates, improved spreads on corporate securities, and the writedowns of corporate securities.

The average balance of investment securities increased by $3 million (3%) for the nine months ended 2003, compared to 2002. The third quarter yield declined to 4.26% in 2003 from 6.49% in 2002, reflecting securities sales and runoff, and by reinvestment into shorter duration government agency and mortgage backed securities.

Total Loans. Total loans increased by $5 million (2%) to $283 million for the first nine months of 2003. Total regular loans increased by
$11 million (4%) to $264 million. The growth was mostly in residential mortgage loans, which increased by $17 million (22%). Alliance actively promoted its fee-free mortgage refinance loans, with fixed rates in the 3-15 year range. Additionally, in the third quarter, Alliance retained for portfolio some conforming residential mortgages with similar interest rate characteristics. As previously noted, prepayment speeds of many loan types accelerated sharply in the second quarter until long term rates increased after quarter end. During the first nine months of 2003, Alliance closed $97 million of conforming residential mortgages, plus an additional $24 million of fee-free refinance

Back to Contents

mortgages. Total commercial and consumer loans decreased by $6 million (4%) in the first nine months, reflecting the impact of accelerated prepayments and a slow economy. Growth in commercial loan demand did not develop as anticipated. The balance of residential mortgage loans held for sale declined to $4 million at September 30, 2003, reflecting the lower pipeline of loans in process at that time.

The average balance of total loans increased by $21 million (8%) for the first nine months of 2003, compared to 2002. The third quarter yield on total loans decreased to 5.99% in 2003 from 6.70% in 2002 due to the continuing effects of prime rate decreases and to ongoing refinances at lower interest rates.

Nonperforming Assets. Nonperforming assets totaled $3.7 million (0.87% of total assets) at quarter-end, up from $2.4 million (0.59% of assets) at year end 2002, due primarily to one $2.2 million commercial loan relationship. Alliance initiated foreclosure proceedings on this owner occupied commercial mortgage at the end of the third quarter. There were no properties acquired through foreclosure during the first nine months of 2003.

Allowance for Loan Losses. The allowance totaled $4.12 million (1.56% of regular loans) at September 30, 2003, compared to $4.05 million (1.60% of regular loans) at year-end 2002. The allowance increased due to growth in residential mortgages, but the ratio of the allowance to total regular loans decreased due to the higher proportion of lower risk residential mortgages in 2003. Alliance recorded $5 thousand in net loan recoveries during the first nine months of 2003.

Deposits and Borrowings. Total deposits decreased by $9 million (3%) in the third quarter and by $3 million (1%) for the first nine months of 2003. Lower interest rates and an improvement in the stock market are believed to have contributed to this change. All non maturity deposit account types had increased during the first half of the year, but decreased in the third quarter, except for savings accounts, which continued to increase in the third quarter and registered total growth of $4 million (6%) for the year-to-date 2003. Time accounts continued to decline, as some maturing longer term account balances were withdrawn in the current low rate environment. For the year-to-date 2003, time accounts decreased by $8 million (6%). For the first nine months of the year, average deposits increased by $13 million (4%). The third quarter cost of interest bearing deposits decreased to 1.94% in 2003 from 2.86% in 2002, reflecting lower rates on all major account types. Alliance plans to open its tenth branch in the fourth quarter of 2003, with new deposit growth planned as a result of this expansion. Total borrowings increased by $6 million from December 31, 2002, including some medium term Federal Home Loan Bank (FHLB) borrowings which were used to offset time account runoff. An additional $2 million of short term FHLB borrowings were outstanding at September 30, 2003.

Interest Rate Sensitivity. Alliance’s interest rate sensitivity was not significantly changed at September 30, 2003, compared to the previous year-end. The one year interest rate gap remained at 10% of earning assets, which is the policy limit. Net interest income at risk was 12% and (9%) based on upward and downward rate changes evaluated in the model; the policy limit is 10% and the overlimit in an upward rate environment was viewed as minor. Equity at risk was 9% and (15%) based on upward and downward rate changes evaluated in the model; the policy limit is 15%. Alliance believes that income and equity value would increase in a rising rate environment and decrease in a decreasing rate environment, primarily due to rate adjustments in its portfolio of prime based commercial and consumer loans. With interest rates at comparatively low levels and widely forecasted to increase, Alliance generally seeks to limit the acquisition of new long term fixed rate assets in order to improve equity at risk in a rising rate environment. Due to the low and volatile nature of the interest rate environment, uncertainty in the modeling process has increased. Loan prepayment speeds had accelerated in the second quarter due to the unusually low rate environment, but were estimated to be slowing at the end of the third quarter due to the increase in long term rates in the third quarter. Future deposit flows also reflect uncertainties related to the competitiveness of other financial products in a possible rising rate environment.

Liquidity and Cash Flows. Tolland Bank’s primary net use of funds in the first nine months of 2003 was the purchase of investment securities. These purchases were funded by sales and runoff from other investment securities and government guaranteed loans, together with a decrease in loans held for sale.

Back to Contents

Alliance increased FHLB borrowings to fund loan growth and offset runoff of maturing time accounts. Short term investments increased by a relatively small $2 million to $6 million. Borrowings and time deposits are the primary sources of liquidity for additional balance sheet growth, along with deposits from the new Enfield branch. Short term investments and securities available for sale provide additional sources of liquidity. Further, the portfolio of government guaranteed loans represents a readily marketable pool of assets, although management has no present intent to sell these assets. Alliance’s primary source of funds is dividends received from Tolland Bank, and its primary use of funds is dividends paid to shareholders and to trust preferred security holders. Additionally, due to the planned merger, another use of funds by Alliance is merger related expenses and an anticipated source of funds in the fourth quarter of 2003 will be proceeds from the exercise of stock options in accordance with the merger agreement.

Capital Resources. Shareholders’ equity increased by $4 million to $30 million during the first nine months of 2003, benefiting from the comparatively high comprehensive income. Total equity measured 7.1% of assets at September 30, which was up from 6.2% at year-end 2002. At September 30, both Alliance and Tolland Bank continued to be capitalized in accordance with the “Well Capitalized” regulatory classification.

As discussed in Note 1 to the Alliance Consolidated Financial Statements, the adoption of FASB Interpretation No. 46 was required beginning in the third quarter of 2003, but was then postponed to December 31, 2003. This may affect the financial reporting in the consolidated financial statements for Alliance’s two statutory business trusts that have issued trust preferred securities totaling $7 million, and their continued qualification as Tier I capital for Alliance under regulatory definitions. These financial reporting and regulatory determinations are currently under review and Alliance expects that its capital will remain in excess of all regulatory requirements.

Back to Contents

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the discussion and analysis of quantitative and qualitative disclosures about market risk provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 31, 2003. See also the discussion of Interest Rate Sensitivity in Item 2 of this Form 10-Q.

ITEM 4.      CONTROLS AND PROCEDURES

Based on their evaluation as of September 30, 2003, the Company’s Chief Executive Officer, Joseph H. Rossi and Chief Financial Officer, David H. Gonci, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Back to Contents

PART II      OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The Company is not involved in any material legal proceedings other than ordinary routine litigation incidental to its business.

Item 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS
None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

Item 5.	OTHER INFORMATION
None.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit Index

The exhibits listed below are included with this Report.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section
1350.
32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section
1350.

(b)	Reports on Form 8-K filed during the quarter ended September 30, 2003

(i)	On July 16, 2003, the Company furnished a Form 8-K reporting, under Item 5, a news release announcing that it entered into a definitive merger agreement with New Haven Savings Bank.
(ii)	On July 17, 2003, the Company furnished a Form 8-K reporting, under Item 9, an informational presentation regarding the proposed merger.
(iii)	On July 24, 2003, the Company furnished a Form 8-K reporting, under Item 9 and in satisfaction of Item 12, a news release reporting earnings for the second quarter of the 2003 fiscal year.
(iv)	On July 25, 2003, the Company filed a Form 8-K/A reporting, under Item 5, an amendment to its July 16, 2003 Form 8-K filing announcing that it had entered into a definitive merger agreement, to include the complete text of the Agreement and Plan of Merger.
(v)	On July 28, 2003, the Company furnished a Form 8-K/A reporting, under Item 9, a correction of a typographical error in the informational presentation furnished in its July 17, 2003 Form 8-K.

Back to Contents

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANCE BANCORP OF NEW ENGLAND, INC.

Date: November 13, 2003	/s/ Joseph H. Rossi

Joseph H. Rossi President/Chief Executive Officer

Date: November 13, 2003	/s/ David H. Gonci

David H. Gonci Senior Vice President/Chief Financial Officer