Form 10-K
period 2003-12-31
ALLIANCE BANCORP OF NEW ENGLAND INC
filed 2004-03-30
CIK 1046002

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                        Commission File Number 001-13405

                      ALLIANCE BANCORP OF NEW ENGLAND, INC.
             (Exact name of registrant as specified in its charter)



            Delaware                                  06-1495617
-----------------------------------      --------------------------------------
      (State of incorporation)            (I.R.S. Employer Identification No.)

  348 Hartford Turnpike, Vernon, Connecticut                    06066
  ------------------------------------------                    -----
    (Address of principal executive offices)                  (Zip Code)

                                 (860) 875-2500
                                 --------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
                         Common Stock -- $.01 par value

        Securities registered pursuant to Section 12(g) of the Act: None



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES     X     NO
                                        --------    ---------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10K. ( )

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). YES         NO     X
                                      --------    ---------

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2003 was $55,813,824 based on the closing price of $23.00 as quoted by American Stock Exchange.

The number of shares of the registrant's Common Stock outstanding as of February 27, 2004 was 2,859,111 shares.

                   DOCUMENTS INCORPORATED BY REFERENCE: None.

FORM 10-K TABLE OF CONTENTS
                                                                                                               PAGE
                                                                                                               ----
         PART I         Item 1 -   Business                                                                       3
                        Item 2 -   Properties                                                                     6
                        Item 3 -   Legal Proceedings                                                              6
                        Item 4 -   Submission of Matters to a Vote of Security Holders                            6
         ----------------------------------------------------------------------------------------------------------
         PART II        Item 5 -   Market for Registrant's Common Equity and Related Shareholder Matters          6
                        Item 6 -   Selected Consolidated Financial Data                                           7
                        Item 7 -   Management's Discussion and Analysis of Financial Condition and
                                   Results of Operations                                                          8
                        Item 7A-   Quantitative and Qualitative Disclosures about Market Risk                    20
                        Item 8 -   Consolidated Financial Statements and Supplementary Data                      21
                        Item 9 -   Changes in and Disagreements with Accountants on Accounting and
                                   Financial Disclosure                                                          49
                        Item 9A-   Controls and Procedures                                                       49
         ----------------------------------------------------------------------------------------------------------
         PART III       Item 10 -  Directors and Executive Officers of the Registrant                            50
                        Item 11 -  Executive Compensation                                                        53
                        Item 12 -  Security Ownership of Certain Beneficial Owners and Management                58
                        Item 13 -  Certain Relationships and Related Transactions                                59
                        Item 14 -  Principal Accounting Fees and Services                                        59
         ----------------------------------------------------------------------------------------------------------
         PART IV        Item 15 -  Exhibits, Financial Statement Schedules and Reports on Form 8-K               61
         ----------------------------------------------------------------------------------------------------------
         SIGNATURES                                                                                              62

PART I

Special Note Regarding Forward-Looking Statements

This report contains certain "forward-looking statements." These forward-looking statements, which are included principally in Management's Discussion and Analysis describe future plans or strategies and include Alliance's expectations of future financial results. The words "believe," "expect," "anticipate," "estimate," "plan," "project" and similar expressions identify forward-looking statements. Alliance's ability to predict results or the effect of future plans or strategies or qualitative or quantitative changes based on market risk exposure is inherently uncertain. Factors which could affect actual results include but are not limited to changes in general market interest rates, general economic conditions, legislative/regulatory/tax changes, fluctuations of interest rates, changes in the quality or composition of Alliance's loan and investment portfolios, deposit flows, competition, demand for financial services in Alliance's markets, and changes in accounting principles. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

PENDING MERGER

On July 16, 2003, Alliance announced that it had signed a definitive agreement to merge with New Haven Savings Bank (NHSB), pursuant to which NHSB will acquire all of the outstanding shares of Alliance. Separately, NHSB announced its intention to convert from a mutual savings bank to a stock savings bank and simultaneously merge with Alliance and Connecticut Bancshares, Inc., holding company for the Savings Bank of Manchester. The combined bank intends to operate under the name "NewAlliance Bank", a subsidiary of the newly formed holding company, "NewAlliance Bancshares, Inc."

Under the terms of the merger agreement, Alliance shareholders will be entitled to receive $25 per share in the form of stock issued at the conversion price, or cash, subject to election and allocation procedures that are intended to ensure that, in the aggregate, at least 75% of Alliance's shares will be exchanged for stock of the new holding company and no more than 25% will be exchanged for cash.

NHSB has adopted a plan to convert to a public company simultaneously with the acquisitions. As part of the conversion, NHSB formed a new holding company and conducted a subscription offering of its common stock to eligible depositors and others. The subscription offering for NewAlliance common stock closed on March 11, 2004 and Alliance shareholders approved the merger agreement at a special meeting of shareholders held on March 18, 2004. The transactions are expected to be completed on or about April 1, 2004.

ITEM 1. BUSINESS

General. Alliance Bancorp of New England, Inc. ("Alliance" or the "Company") is a Delaware corporation that was organized in 1997 as the holding company for Tolland Bank (the "Bank"), which is its principal asset.

Tolland Bank is a Connecticut-chartered savings bank founded in 1841 and headquartered in Vernon, as is Alliance. In 1986, Tolland Bank converted from mutual to stock form. Tolland Bank's deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation.

Tolland Bank operates eight offices in Tolland County, and two offices in Hartford County, Connecticut, and provides retail and commercial banking products and services. Retail activities include branch deposit services, and home mortgage and consumer lending. Commercial activities include merchant deposit services, business cash management, construction mortgages, permanent mortgages, and working capital and equipment loans. Through third party relationships, Tolland Bank also provides investment products, insurance products, and electronic payment services to retail and commercial customers.

At December 31, 2003, Alliance had total deposits of $339.0 million, total loans of $276.4 million, and total assets of $438.5 million. There are no material concentrations of loans or deposits with one customer or a group of related customers. Real estate related assets comprise a substantial portion of total assets, including residential mortgages, commercial mortgages, commercial loans, and home equity loans. Loans to commercial entities organized to hold real estate are a significant component of commercial mortgages. Corporate investment securities industry concentrations are limited by policy to 6% of assets excluding government and agency securities. The largest concentration at December 31, 2003 was to insurance companies, totaling $10 million.

Market Area. Tolland Bank's market area is centered in Tolland County, a suburban and rural area east of Hartford. Tolland Bank operates ten offices and its wider market area extends throughout much of northeastern and central Connecticut. Much of the market is part of the Greater Hartford metropolitan area. Tolland Bank's South Windsor office is in Hartford County, together with the newly opened Enfield office.

Lending Activities. Tolland Bank originates personal and commercial loans in and around its market area. Retail lending includes the origination of residential first mortgages and home equity lines of credit, which are generally secured by second mortgages. Commercial lending focuses primarily on mortgage loans, along with general commercial and industrial loans and subdivision development and construction loans. Additionally, Tolland Bank has a portfolio of 100% Government guaranteed loans which are purchased in the secondary market as an alternative to investment purchases. Alliance does not purchase syndicated loans or operate subprime lending programs; asset based loans are related primarily to construction loans.

Most of Tolland Bank's residential mortgage originations are underwritten to secondary market standards, and many are sold on a non-recourse, servicing released basis. Loans held for sale consist principally of newly originated residential mortgages scheduled for delivery to investors. Consumer loans primarily consist of home equity lines and loans and are normally secured by second mortgages. These loans are subject to the same general underwriting standards as residential mortgage loans, with modified documentation requirements, and Tolland Bank retains ownership and servicing of all home equity lines and loans that it originates. Consumer loan originations include "Fee-Free Refi" first mortgages which are processed similarly to other consumer loans, but are included with residential mortgages in the consolidated financial statements.

Commercial mortgages are primarily first mortgage loans on a variety of commercial properties including retail, office, light manufacturing, and recreation. Commercial mortgages normally amortize over 15-20 years and typically mature in 10 years. Commercial mortgages are normally guaranteed by the principals. Other commercial loans include commercial and industrial loans, and real estate secured term loans, as well as subdivision development and construction loans. The majority of commercial mortgages are priced at a spread over the five year Federal Home Loan Bank borrowing rate. Tolland Bank's underwriting policy generally requires minimum annual debt service coverage of 125% and a maximum loan to value of 75%. The Company originates commercial mortgages throughout Connecticut.

Government guaranteed loans are purchased in the secondary market and are 100% guaranteed by either the Small Business Administration or the U.S. Department of Agriculture. These are business term loans and mortgages, and are primarily loan certificates registered with and serviced by a national service corporation.

All loan originations are governed by a Board approved credit policy, which requires that all policy exceptions be reported to the Board. All loans over $1 million are approved by the Board. The loan policy sets certain limits on concentrations of credit related to one borrower. Tolland Bank's policy is to assign a risk rating to all commercial loans. Tolland Bank conducts an ongoing program of commercial loan reviews and quality control sample inspections of residential and consumer loan originations.

The allowance for loan losses is determined based on a methodology described in Alliance's accounting policies. See Note 1 to the consolidated financial statements in Item 8. The allowance is evaluated quarterly by management and the Board. Adverse developments in credit risk in Alliance's markets can develop quickly, and the determination of the allowance is based on management's assessment of both short and long term risk factors.

Total real estate secured loans were $247 million at December 31, 2003 (95% of total loans and loans held for sale other than purchased government guaranteed loans). Tolland Bank conducts an overall review of real estate market trends periodically, and real estate lending activities are governed by real estate lending and appraisal policies. New construction has primarily been active in certain residential markets.

Investment Activities. Securities investments are a source of interest and dividend income, provide for diversification, are a tool for asset/liability management, and are a source of liquidity. Alliance's securities portfolio is primarily composed of U.S. government and agency securities and publicly traded U.S. corporate securities. Investment activities are governed by a Board-approved investment policy, and the Board reviews all investment activities on a monthly basis. Alliance uses the services of an investment advisor in managing its portfolio. An Investment Committee of the Board meets quarterly to review detailed information on the ratings, yields and values of securities, as well as management's plans for investment security transactions. Premiums on investment securities with prepayment risk are limited to a maximum of 3%.

Deposits and Other Sources of Funds. Tolland Bank's major source of funds is deposits, along with borrowings, principal payments on loans and securities, and maturities of investments. Deposit growth has been achieved through opening new offices and through growth in existing offices. Borrowings are generally used to fund long-term assets and short-term liquidity requirements. Tolland Bank is a member of the Federal Home Loan Bank of Boston ("FHLBB") and may borrow from the FHLBB subject to certain limitations. Tolland Bank also has available informal arrangements for federal funds purchases and reverse repurchase agreements, and is also eligible for short-term borrowings from the Federal Reserve Bank of Boston.

Competition. Alliance's market area is highly competitive with a wide range of financial institutions. Competitors include national, regional and local institutions. Factors affecting competition include the consolidation of bank competitors, expansion of non-bank competitors, expansion of secondary markets for bank products, and the growth of internet banking. Conversions of mutual banks to stock ownership have also affected local competition. Tolland Bank competes through pricing, product development, focused marketing, and providing more convenience through technology and business hours. Tolland Bank strives to provide the personal service advantage of a community bank and to take advantage of potential market changes following mergers and consolidations by the large regional banks. Tolland Bank has expanded its offerings of third party financial products to both the consumer and commercial markets.

Technology. The development of internet e-commerce has been prominent throughout the economy, including the banking industry. Most of Alliance's competitors offer some level of internet and electronic banking services. While the local demand for these technologies has been modest, the level of demand is increasing rapidly. Alliance has a goal to be an active user of proven new technologies, both in its product offerings and in its internal operations. A significant effect of technological change has been to enable community banks to more easily access emerging technologies previously available principally to larger competitors.

Employees. As of December 31, 2003, the Company had 112 full-time equivalent employees. None of the employees are represented by a collective bargaining group, and Alliance's management considers relations with its employees to be good.

Regulation and Supervision. Alliance and Tolland Bank are heavily regulated. As a bank holding company, Alliance is supervised by the Board of Governors of the Federal Reserve System, and it is also subject to the jurisdiction of the Connecticut Banking Commissioner. As a Connecticut-chartered savings bank, Tolland Bank is subject to regulation and supervision by the Connecticut Banking Commissioner and by the FDIC. Changes to such laws and regulations can affect Alliance's operating environment in substantial and unpredictable ways.

The FDIC insures the Bank's deposit accounts to the $100,000 maximum per separately insured account. The Bank is subject to regulation, examination, and supervision by the FDIC and to reporting requirements of the FDIC. The FDIC and the FRB have adopted requirements setting minimum standards for capital adequacy and imposing minimum leverage capital ratios. The Company and Bank exceeded all applicable requirements at December 31, 2003. Connecticut statutes and regulations govern, among other things, investment powers, lending powers, deposit activities, maintenance of surplus and reserve accounts, the distribution of earnings, the payments of dividends, issuance of capital stock, branching, acquisitions and mergers and consolidations. Connecticut banks that do not operate in accordance with the regulations, policies and directives of the Banking Commissioner may be subject to sanctions for noncompliance. The Commissioner may, under certain circumstances, suspend or remove officers or directors who have violated the law, conducted the Bank's business in a manner which is unsafe, unsound or contrary to the depositor's interest, or been negligent in the performance of their duties.

 In 1999, Congress enacted the Financial Modernization Act, which fundamentally removes barriers between banking, insurance and securities brokerage which have existed since the Glass Stegall Act in the 1930`s. There is increased consolidation in these industries among national competitors. At the community bank level, banks have already been combining the distribution of these products through joint ventures and acquisitions of insurance agencies.

Alliance, as a public company, is subject to the enhanced corporate governance, disclosure and enforcement provisions of the Sarbanes-Oxley Act of 2002 (the "Act"). The Act includes very specific additional disclosure requirements and new corporate governance rules; requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules; and mandates further studies of certain issues by the SEC and the Comptroller General. The Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as oversight of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

ITEM 2. PROPERTIES

The premises of Alliance are located in Connecticut as follows (see Note 6, "Premises and Equipment, Net," and Note 13, "Commitments and Contingencies" in
Item 8 for additional information about the Company's premises):

                                                               Year Lease
Location - Town (Street)                   Owned/Leased/Rent      Expires
-------------------------------------------------------------------------
o        Tolland - (215 Merrow Road)                  Leased         2008
o        Vernon - (348 Hartford Turnpike)              Owned
o        Vernon - (62 Hyde Avenue)                     Owned
o        Coventry - (Routes 31 and 44)                 Owned
o        Ellington - (287 Somers Road)                 Owned
o        Stafford Springs - (34 West Stafford Road)     Rent
o        Willington - (Routes 74 and 32)              Leased         2005
o        Hebron - (31 Main Street)                    Leased         2008
o        South Windsor - (1665 Ellington Road)         Owned
o        Enfield - (73 Hazard Avenue)                  Owned


ITEM 3. LEGAL PROCEEDINGS

The Company is not involved in any material legal proceedings other than routine litigation incidental to its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY and RELATED SHAREHOLDER MATTERS

The Company's common stock is listed on the American Stock Exchange (AMEX) under the symbol "ANE." A total of 3,466,476 shares of the Company's stock, or 121% of year-end outstanding shares, were traded on AMEX in 2003. As of February 27, 2004, the Company had 397 holders of record of its common stock. This does not reflect the number of persons or entities who hold their stock in nominee or "street" name. The closing sale price of the stock on February 27, 2004 was $41.23. Dividends declared and paid in 2003 and 2002 totaled $0.30 and $0.286 per share, respectively. Dividends are subject to the restrictions of applicable regulations. See Note 10, "Shareholders' Equity," in Item 8 for additional information. See also the information contained in Item 6.

The following table presents quarterly information on the range of high and low prices for the past two years, together with dividends declared per share.

Quarter Ended                                           High                   Low          Dividends Declared Per Share
-------------------------------------------------------------------------------------------------------------------------
December 31, 2003                                    $ 41.95               $ 32.40                $ 0.075
September 30, 2003                                     33.75                 23.05                  0.075
June 30, 2003                                          24.63                 19.70                  0.075
March 31, 2003                                         20.05                 18.51                  0.075
December 31, 2002                                      20.20                 14.40                  0.075
September 30, 2002                                     15.70                 12.94                  0.075
June 30, 2002                                          15.45                 12.55                  0.068
March 31, 2002                                         13.19                 10.68                  0.068

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

        December 31                                          2003         2002        2001         2000         1999
        --------------------------------------------------------------------------------------------------------------
        For the Year (in thousands)
        Net interest income                              $ 12,157     $ 12,548    $ 12,211     $ 11,892    $  10,346
        Provision for loan losses                             103          348         325          335          237
        Service charges and other income                    3,779        2,603       1,685        1,482        1,535
        Net (loss) gain on securities & other assets         (659)         251        (467)          36          190
        Non-interest expense                               12,512       10,153       8,932        8,621        7,808
        Net income                                          1,468        3,458       2,975        3,220        2,922
        --------------------------------------------------------------------------------------------------------------

        Per Share
        Net income - basic                               $   0.54     $   1.33    $   1.16      $  1.26    $    1.16
        Net income - diluted                                 0.51         1.26        1.12         1.24         1.12
        Dividends declared                                   0.30         0.286       0.273        0.250        0.209
        Book value                                          11.49         9.58        8.58         7.06         5.65
        Common stock price (close)                          39.51        20.15       10.91         8.18         8.07
        --------------------------------------------------------------------------------------------------------------

        At Year-End (in millions)
        Total assets                                     $  438.5     $  414.5    $  384.6     $  348.2    $   306.9
        Total loans                                         276.4        278.3       254.6        228.3        191.6
        Other earning assets                                131.8        109.6       104.0         95.9         85.0
        Deposits                                            339.0        330.8       303.4        280.5        251.4
        Borrowings                                           58.2         54.5        57.1         46.7         39.6
        Shareholders' equity                                 32.8         25.6        22.1         18.1         14.3
        --------------------------------------------------------------------------------------------------------------

        Operating Ratios
        Return on average equity                             5.09%       14.86%      14.80%       20.66%       17.68%
        Return on average assets                             0.35         0.86        0.82         0.97         0.99
        Net interest margin (fully taxable equivalent)       3.17         3.42        3.71         4.02         3.88
        Efficiency ratio                                    67.35        65.28       62.27        61.88        62.83
        Equity % total assets (period end)                   7.49         6.16        5.74         5.20         4.67
        Dividend payout ratio                               54.83        21.40       23.52        19.84        18.08
        --------------------------------------------------------------------------------------------------------------

        Loan Related Ratios
        Net (recoveries) charge-offs/
             average regular loans                          (0.01)%          -%       0.01%        0.06%        0.05%
        Loan loss allowance/regular loans                    1.61         1.60        1.62         1.65         1.82
        Nonperforming assets/total assets                    1.50         0.59        0.56         0.32         0.41
        --------------------------------------------------------------------------------------------------------------

        Growth
        Net income                                            (58)%         16%         (8)%         10%          14%
        Regular loans                                           3           12           9           18            9
        Deposits                                                2            9           8           12            5
        --------------------------------------------------------------------------------------------------------------

Notes:
(1) All share and per share data has been adjusted to reflect the eleven-for-ten stock split effected in the form of a 10% stock dividend distributed in May 2002.
(2) The efficiency ratio represents the ratio of non-interest expenses to the sum of fully taxable equivalent net interest income and service charges and other income. The efficiency ratio excludes merger related expenses. Return, margin and charge-off ratios are annualized based on average balances for the period. The net interest margin is fully taxable equivalent.
(3) Regular loans are total loans excluding government guaranteed loans.
(4) Growth of net income is compared to the prior year. Growth of regular loans and deposits is compared to beginning of the period, annualized.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Alliance Bancorp of New England, Inc. ("Alliance" or the "Company") is the holding company for Tolland Bank (the "Bank"). The consolidated financial statements and related notes should be read in conjunction with this discussion. All references to changes in fiscal year 2003 in this discussion are compared to fiscal year 2002 unless otherwise specified, and all references to changes at December 31, 2003 are compared to December 31, 2002 unless otherwise specified.

DISCUSSION OF CRITICAL ACCOUNTING POLICIES

The material estimates made by management in preparing Alliance's consolidated financial statements are summarized in Note 1 to the Consolidated Financial Statements which should be read in conjunction with this discussion and analysis. Further discussion of the two most critical accounting estimates and their impact on the consolidated financial statements is as follows:

Loan Loss Allowance

The allowance for loan losses is based on management's assessment of both short and long term risk factors. Loan loss experience has been cyclical since 1990, with earlier periods of relatively high credit losses followed by much lower levels of losses in recent years. The adequacy of the allowance for loan losses is sensitive to the assessment of impaired loans and their related reserves which, in turn, is linked to the level, trend, and collateral protection of commercial substandard loans. Commercial real estate collateral values and collateral liquidity can decline quickly, particularly if accompanied by rising interest rates from current very low levels. Banking industry loan performance in general has been very strong for several years, and consensus economic forecasts do not predict destabilizing factors. However, such factors could nonetheless emerge under more adverse conditions, with a negative effect on the adequacy of Alliance's loan loss allowance.

Securities Impairment

Alliance has a portfolio of marketable corporate debt and equity securities, all of which were purchased under investment grade guidelines. Securities with unrealized losses generally reflect changes in interest rates, capital market spreads, and issuer financial condition. These securities are analyzed to determine whether the loss is considered to be other than temporary. The Company's assessment of debt security impairment focuses on whether the security is expected to perform in accordance with its terms, including repayment of the principal amount at maturity. Impairment of equity securities is evaluated based on expectations for market price recovery within a reasonable period of time, as well as expected future earnings and dividends. Unfavorable developments could change management's view and result in future writedowns.

RESULTS OF OPERATIONS - 2003 VERSUS 2002

Earnings Summary

For the year ended December 31, 2003, Alliance reported net income of $1.5 million ($0.51 per diluted share) compared to net income of $3.5 million ($1.26 per diluted share) for the year 2002. The lower earnings were attributable in large part to Alliance's recording of $1.5 million in expenses in 2003 related to the pending merger. Results in 2003 were also adversely affected by a tighter net interest margin resulting from continuing low interest rates. Alliance increased its regular loan and investment portfolios in order to help offset the impact of tighter margins. Reflecting the changes in net income, the Company's return on average equity declined to 5.09% in 2003 from 14.86% in the prior year, while the return on average assets decreased to 0.35% from 0.86%.

Net interest income decreased to $12.2 million in 2003 versus $12.5 million in 2002. This was caused by a decline in the net interest margin to 3.17% in 2003, compared to 3.42% in 2002, due to lower interest rates. The decrease also reflected a shift in the asset mix to instruments with lower margins, reflecting shorter lives and less credit risk. The provision for loan losses totaled $103,000 in 2003 and $348,000 in 2002, primarily reflecting portfolio growth in both years and impairment provisions.

Non-interest income was $3.1 million in 2003 versus $2.9 million in 2002. Service charges and other income totaled $3.8 million in 2003 versus $2.6 million in 2002, reflecting higher secondary market income which totaled $1.3 million in 2003 versus $310,000 in 2002. Secondary market income in 2003 benefited from the record refinancing demand in response to low interest rates during the first half of the year. Service charges and other income also benefited from a $161,000 increase in prepayment fees due to higher commercial loan refinancings in 2003. Net losses on securities and assets totaled $659,000 in 2003 versus net gains of $251,000 in 2002. Gross securities gains totaled $1.8 million in 2003 and gross securities losses totaled $2.4 million. Securities gains were generally related to the sale of corporate bonds viewed as fully valued. The losses included $2.0 million in writedowns of corporate securities which were deemed to be impaired on an other-than-temporary basis and $370,000 in realized losses on the sale of two utility common stocks to reduce exposure in this sector.

Non-interest expense was $12.5 million in 2003 versus $10.2 million in 2002. Total merger related expenses were $1.5 million in 2003, consisting principally of legal and investment banking services. There were no merger related expenses in 2002. All other expenses increased by $817,000, principally due to a $789,000 increase in compensation and benefits expense. This increase included a $469,000 increase in incentive related compensation and temporary help due primarily to higher business volumes. Compensation and benefits expense also included a $216,000 increase in pension expense and payroll taxes. Due primarily to the non-deductibility of certain merger related expenses, the effective income tax rate also increased to 45% in 2003 from 29% in 2002.

Net Interest Income

Years ended December 31                                2003                        2002                       2001
                                         -----------------------------------------------------------------------------------
                                                                              Average
                                         -----------------------------------------------------------------------------------
 (dollars in thousands)                        Balance        Rate         Balance       Rate         Balance       Rate
----------------------------------------------------------------------------------------------------------------------------
Residential mortgage loans                   $   96,904       5.77%      $   68,873      6.67%      $   61,938      7.43%
Commercial mortgage loans                        92,262       6.99           90,176      7.71           73,208      8.47
Other commercial loans                           38,982       4.08           39,007      6.49           45,349      8.17
Consumer loans                                   37,506       6.42           40,505      5.12           37,704      6.80
Government guaranteed loans                      21,656       6.38           27,656      6.72           26,179      7.10
----------------------------------------------------------------------------------------------------------------------------
   Total loans                                  287,310       6.07          266,217      6.76          244,378      7.75
Securities                                       94,398       4.56           94,514      6.41           86,394      7.65
All other earning assets                         13,160       1.07           17,447      1.73           10,285      3.61
----------------------------------------------------------------------------------------------------------------------------
   Total earning assets                         394,868       5.53          378,178      6.45          341,057      7.60
Other assets                                     28,212                      24,417                     20,384
----------------------------------------------------------------------------------------------------------------------------
   Total assets                              $  423,080                  $  402,595                 $  361,441
----------------------------------------------------------------------------------------------------------------------------
NOW deposits                                 $   39,739       0.39       $   36,082      0.86       $   31,677      1.57
Money market deposits                            43,942       1.27           45,145      1.98           41,073      3.48
Savings deposits                                 82,151       0.85           71,980      1.82           49,907      2.42
Time deposits                                   129,436       3.53          137,014      4.25          135,501      5.29
----------------------------------------------------------------------------------------------------------------------------
   Total interest bearing deposits              295,268       2.03          290,221      2.87          258,158      3.99
Borrowings                                       59,011       5.72           51,061      6.12           47,491      6.20
----------------------------------------------------------------------------------------------------------------------------
   Total interest bearing liabilities           354,279       2.64          341,282      3.36          305,649      4.34
Demand deposits                                  37,496                      33,784                     30,862
Other liabilities                                 2,477                       4,258                      4,836
Shareholders' equity                             28,828                      23,271                     20,094
----------------------------------------------------------------------------------------------------------------------------
   Total liabilities and shareholders'
     equity                                  $  423,080                  $  402,595                 $  361,441
----------------------------------------------------------------------------------------------------------------------------
Net Interest Spread                                           2.89%                      3.09%                      3.26%
Net Interest Margin                                           3.17%                      3.42%                      3.71%

Note: The average balance of loans includes loans held for sale, nonaccruing loans and deferred fees and costs. Also, the balance and yield on all securities is based on amortized cost and not on fair value.

Years ended December 31
Net Interest Income FTE (in thousands)     2003        2002       2001
======================================================================
Interest income                        $ 21,518    $ 24,007   $ 25,466
Tax-equivalent adjustment                   353         401        449
Interest expense                         (9,361)    (11,459)   (13,255)
----------------------------------------------------------------------
  Net interest income (FTE)            $ 12,510    $ 12,949   $ 12,660
======================================================================

Note: The tax-equivalent adjustment presents earnings on tax-advantaged securities on a basis equivalent to yields on fully-taxable securities. A tax rate of 40% was used to compute the adjustment for each year presented.

Net interest income decreased by $391,000 (3%) in 2003 compared to 2002. Average earning assets increased by 4% for the year, while the net interest margin declined to 3.17% from 3.42%. Growth in average assets slowed to 5% from 11% in the prior year due to slower economic conditions and to record demand for fixed rate mortgages which are normally sold to the secondary market. The lower interest margin reflected the Company's asset sensitivity to lower rates which prevailed through most of the year. Alliance is asset sensitive, and net interest income tends to decline during periods of comparatively low interest rates such as in 2003. The $439,000 decrease in FTE basis net interest income reflected the benefit of a $157,000 positive volume variance which was more than offset by a $596,000 negative rate variance. The Company's sensitivity to changes in interest rates is discussed further in the Interest Rate Risk section of Management's Discussion and Analysis.

Interest rates continued to decline in 2003, following the steep declines in 2002. Short term interest rates declined in the first half of the year; the three month treasury bill rate ended 2003 around 0.90%, decreasing from 1.20% at the start of the year. Long term interest rates declined to the lowest levels in decades during the middle of the year, and then increased in the latter part of the year. The ten year treasury note rate began the year around 3.90%, fell to a low of 3.11%, and ended the year around 4.25%. The decrease in interest rates in the second quarter led to record demand for refinancings, which lasted through the third quarter. A recovery in the stock market, together with the low interest rates, also muted the strong deposit demand experienced in recent years. The slower deposit growth constrained opportunities to offset lower yields with higher volume.

Average earning assets increased by $17 million (4%) in 2003 due to a $20 million (29%) increase in average residential mortgages. Average interest bearing liabilities grew by $13 million (4%), due primarily to a $10 million (14%) increase in average savings accounts. An $8 million (16%) increase in average borrowings offset an $8 million (6%) decrease in average time accounts. Total transactions accounts (demand deposit and NOW) increased by $7 million (11%).

Most categories of asset yields and liability costs continued to decrease due to the ongoing effects of lower interest rates. The yield on earning assets fell to 5.53% from 6.45%. The greatest decrease was in the securities yield, which declined to 4.56% from 6.41%, reflecting securities sales and runoff, followed by reinvestment into shorter duration government agency and mortgage backed securities. The cost of liabilities has also declined steadily, but more slowly than the yield on assets, due to the low prevailing level of interest rates. The cost of interest bearing liabilities declined to 2.64% from 3.36%. These changes produced a decline in the net interest margin to 3.17% from 3.42%. Fully taxable equivalent net interest income includes a $353,000 tax equivalent adjustment which was down from $401,000 in 2002 due to a lower dividend rate on equity securities.

Provision for Loan Losses

The provision is made to maintain the allowance for loan losses at a level deemed adequate by management. The provision was $103,000 in 2003 compared to $348,000 in 2002. The higher provision in 2002 related to growth in commercial loans. The allowance increased to $4.18 million, or 1.61% of regular loans at December 31, 2003, compared to $4.05 million, or 1.60% of regular loans, at the previous year-end. Please see the later discussion on the allowance for loan losses and nonperforming assets, and the Summary of Significant Accounting Policies in Note 1 to the consolidated financial statements.

Non-Interest Income

Years ended December 31 (in thousands)     2003      2002  % Change
-------------------------------------------------------------------
Loan related income                      $1,898    $  755     151%
Deposit account income                      802       822      (2)
Increase in cash surrender value
  of life insurance                         268       316     (15)
Miscellaneous income                        811       710      14
-----------------------------------------------------------------
  Total service charges                   3,779     2,603      45
  and other income
Gross gains on securities                 1,763     1,611       9
Gross losses on securities               (2,422)   (1,453)     67
-----------------------------------------------------------------
  Net (losses) gains on securities         (659)      158    (517)
Gross gains on assets                         -       148
Gross losses on assets                        -       (55)
-----------------------------------------------------------------
  Net gains on assets                         -        93
-----------------------------------------------------------------
     Total non-interest income           $3,120    $2,854       9%
=================================================================
Percentage change shown if meaningful

Non-interest income increased by $266,000 (9%) to $3.12 million in 2003 compared to $2.85 million in 2002. A $1.18 million increase in service charges and other income was partially offset by a $910,000 decrease attributable to net (losses) gains on securities and other assets.

The $1.18 million increase in service charges and other income was primarily due to a $957,000 (309%) increase in secondary market income and a $161,000 (79%) increase in commercial loan prepayment fees. The very low long term interest rates during portions of 2003 caused a surge in residential mortgage refinancings into long term fixed rate mortgages, most of which were sold to the secondary market. Proceeds from loans sold totaled $98 million in 2003, compared to $24 million in 2002. Commercial loan refinancings also increased and contributed to the increase in prepayment fee income. A $95,000 increase in non-deposit investment product and annuity income offset a $49,000 decrease in income on bank owned life insurance policies due to lower cash surrender value crediting rates.

Net losses on securities and assets totaled $659,000 in 2003 versus net gains of $251,000 in 2002. Gross securities gains totaled $1.8 million in 2003 and gross securities losses totaled $2.4 million. Securities gains were generally related to the sale of corporate bonds viewed as fully valued, and contributed to a shortening of the duration and improvement of the average credit rating of the portfolio. The losses included $2.0 million in writedowns of corporate securities which were deemed to be impaired on an other-than-temporary basis and $370,000 in realized losses on the sale of two utility common stocks to reduce exposure in this sector. There were no gains on assets in 2003; these gains totaled $93,000 in 2002 due to the sale of excess land.

Non-Interest Expense

Non-interest expense increased by $2.36 million (23%) in 2003, due primarily to merger related expenses and variable staff costs related to higher business volumes in certain fee based products. Excluding these amounts, all other non-interest expenses increased by $348 thousand (4%) in 2003, reflecting management efforts to control expense growth. Merger related expenses totaled $1.54 million in 2003, consisting primarily of legal and investment banking services. The increase in variable staff costs totaled $469,000 and consisted of higher incentive related compensation and temporary help expense.

Compensation related expenses increased by $789,000 (14%). Excluding the abovementioned $469,000 increase in variable staff costs, all other compensation expenses increased by $320,000 (6%). Components of this increase included increases of $222,000 in salaries, $123,000 in retirement plan costs, and $93,000 in payroll taxes. The higher salaries were partially offset by a $104,000 increase in salary deferrals related to loan originations. Full time equivalent staff totaled 112 at year-end 2003, compared to 109 at year-end 2002, reflecting the staff of 5 in the new Enfield office opened in November, 2003.

All other non-merger, non-compensation expenses increased by $28,000 in 2003. Occupancy expense increased by $86,000 and director fees and expenses increased by $149,000, while non-merger related net legal fees decreased by $317,000 (reversing an increase in 2002 due to loan collections activities and corporate and shareholder related matters). The efficiency ratio increased to 67.4% in 2003 from 65.3% in 2002 due to the lower net interest margin.

Income Tax Expense

Certain merger related expenses have been treated as non deductible for purposes of the financial statement tax provision. As a result, the effective income tax rate increased to 45% in 2003 compared to 29% in 2002. Alliance operates a passive investment corporation for the purpose of servicing real estate related loans. Under State statutes, income in passive investment corporations and dividends to their parents are not subject to Connecticut Corporate Business Tax. Income tax expense also benefited from investments in marketable equity securities; dividends on these securities are substantially exempt from taxation. The effective income tax rate also benefited from non-taxable increases in cash surrender value of bank owned life insurance contracts.

Comprehensive Income

In addition to net income recorded in the consolidated income statements, comprehensive income includes changes (after tax) in the unrealized market gains and losses of investment securities available for sale. Comprehensive income was $5.25 million in 2003 compared to $2.99 million in 2002. The components of comprehensive income are detailed in the consolidated statements of changes in shareholders' equity. The net unrealized loss on securities declined substantially in 2003 due to lower interest rates, improved market spreads on corporate debt securities, and the realized losses on corporate securities discussed previously. Please see the following discussion on investment securities.

Financial Condition - December 31, 2003 Versus 2002

Balance Sheet Summary

Total assets increased by $24.0 million (5.8%) to $438.5 million at December 31, 2003, versus $414.5 million at December 31, 2002. Growth was primarily funded by deposits in the new Enfield office opened in November 2003 and proceeds were primarily held in short-term investments, which increased to $21.0 million at year-end; these holdings are expected to be reinvested primarily in higher yielding investment securities in 2004. Total regular loans (excluding government guaranteed loans) increased by 2.7% to $259.4 million, from $252.5 million at the end of the 2002 fiscal year. Total deposits increased by $8.1 million (2.5%) to $339.0 million at December 31, 2003, versus $330.8 million at the end of the 2002 fiscal year. Deposit growth included $18.6 million in balances opened in the new Enfield office.

Total investment securities increased to $109.4 million at December 31, 2003 versus $93.2 million at December 31, 2002. Securities purchases were concentrated in U.S. government agency and adjustable mortgage backed securities with three year interest rate maturities. During the first quarter of 2003, Alliance eliminated the held to maturity classification of investment securities, which had decreased to a balance of $5.4 million at year-end 2002. These securities were transferred to the available for sale category, where all security purchases will be recorded for the foreseeable future. Loans held for sale decreased to $1.4 million at December 31, 2003 versus $11.9 million at December 31, 2002 due to the decrease in mortgage demand near the end of 2003. Government guaranteed loans decreased to $16.9 million at December 31, 2003 versus $25.8 million at December 31, 2002 due to prepayments.

The loan loss allowance increased by $125,000 (3.1%) to $4.18 million at December 31, 2003, versus $4.05 million at the end of the 2002 fiscal year. Net loan recoveries of $22,000 were recorded in the year 2003, compared to net recoveries of $2,000 in the prior year. The allowance measured 1.61% of total regular loans at December 31, 2003, compared to 1.60% at the previous year-end. Nonaccruing loans totaled $6.6 million (1.50% of total assets) at year-end, up from $2.4 million (0.59% of total assets) one year ago. This increase was primarily due to two commercial loan relationships which became impaired in 2003. These loans were on a non-accrual status as of December 31, 2003 and were being actively managed for collections. The most recent loan payments received on these relationships were in December, 2003 and August, 2003. The allowance for losses on impaired loans, which is included in the overall allowance for loan losses, totaled $407,000 at December 31, 2003 versus $127,000 at December 31, 2002. There were no foreclosed assets in 2003 or 2002.

Shareholders' equity totaled $32.8 million at December 31, 2003 versus $25.6 million at the end of the 2002 fiscal year. Shareholders' equity measured 7.5% of total assets, up from 6.2% at year-end 2002. Alliance's capital remained in excess of all regulatory requirements and continued to exceed the requirement for the highest regulatory capital category of "Well Capitalized". Shareholders' equity increased principally due to an improvement of $3.8 million in net unrealized gains and losses on investment securities, $2.8 million in additional paid-in capital recorded for stock option exercises and related tax benefits, and net income of $1.5 million for 2003, partially offset by dividends of $805,000.

Cash and Cash Equivalents

Cash and equivalents increased by $17 million (94%) at year-end 2003 compared to year-end 2002. This increase was largely due to new deposits in the Enfield office in the last two months of the year. These proceeds were held in anticipation of reinvestment in loans and securities in 2004. The average balance of cash and equivalents was $28 million in 2003, compared to $29 million in 2002. The yield on short term investments declined to 1.07% in 2003 compared to 1.73% in 2002. Short-term investments were generally held in agented federal funds, money market mutual funds, and money market preferred stock.

Investment Securities

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

Total investment securities increased by $16 million (17%) at year-end 2003, compared to year-end 2002. This growth partially offset runoff of government guaranteed loans ($9 million) and a decrease in the balance of loans held for sale ($11 million). Securities purchases totaled a record $67 million in 2003 and consisted primarily of U.S. government agency and mortgage backed securities with interest rates fixed for no more than five years, and in most cases for no more than three years. Other liabilities included $7 million representing securities purchased and not settled at year-end 2003.

Proceeds from securities repayments, maturities, and calls increased to an unusually high $38 million in 2003 from $25 million in the prior year due to the unusually low interest rates during the middle of the year. Proceeds from sales totaled $17 million. As in the prior year, in 2003 Alliance took advantage of market conditions to adjust the portfolio with the objective of reducing credit and interest rate risk by selling longer duration corporate securities and purchasing primarily government agency and mortgage-backed securities.

At December 31, 2003, total securities of $109 million included government agency and mortgage backed securities totaling $76 million (70%). All of these securities were rated AA or AAA. The government agency securities were primarily three year securities with one time calls in the first 12-18 months. The mortgage backed securities were primarily 3/1 adjustable mortgage backed pass through securities issued by government agencies.

Corporate debt and equity securities totaled $30 million (27%) and equity investments in the Federal Home Loan Bank of Boston and Bankers Bank Northeast totaled $3 million (3%). All of the accruing corporate securities had ratings by Moody's and/or Standard & Poors, except for $6 million in utility common stocks, all of which were ranked B or above by Standard & Poors and a $2.5 million ultrashort bond fund. Excluding non-investment grade rated securities (discussed below), the corporate debt securities had an average rating of BBB+ at December 31, 2003. The corporate securities portfolio at year-end 2003 included $14 million in trust preferred securities, $5 million in other corporate debt, and $11 million in marketable equity securities (consisting of primarily financial institution preferred stocks and utility common stocks).

The securities portfolio includes six corporate debt securities which are non-investment grade. Four of these securities, with a fair value of $4.4 million, were rated in the BB- to BB+ range, with a total net unrealized loss of $221,000. Two securities were defaulted and had been written down to a net balance of $200,000 at December 31, 2003; these two securities were being held without accrual of interest. The marketable equity security portfolio had a net unrealized gain of $28,000, net of gross unrealized losses of $331,000 concentrated in a government agency preferred equity and a utility common equity. Management's assessment was that these declines are temporary and the prices of these securities are expected to improve over a reasonable period of time. For further information about the assessment of securities impairment, please see Note 4 to the consolidated financial statements.

The total investment securities portfolio had a $0.6 million net unrealized gain as of December 31, 2003, measuring 0.5% of amortized cost, compared to a net unrealized loss of $3.3 million at year-end 2002, measuring 3.3% of amortized cost. This improvement was due to generally improved spreads on corporate securities, lower interest rates, and losses realized on corporate securities.

The average balance of investment securities was $94 million and $95 million in 2003 and 2002, respectively. The average taxable equivalent securities yield declined to 4.56% from 6.41%, reflecting securities sales and runoff, followed by reinvestment into shorter duration government agency and mortgage backed securities.

The securities portfolio is purchased for yield and most securities are held for long term income. Management anticipates that the securities portfolio will continue to contribute satisfactorily to Alliance's earnings and risk management objectives.

Total Loans

December 31 (dollars in millions)             2003              2002               2001              2000               1999
---------------------------------------------------------------------------------------------------------------------------------
Residential mortgages                 $  98.4     35.6%  $ 78.8     28.3%  $  60.0     23.6% $  58.3     25.5%  $  54.2      28.3%
Commercial mortgages                     85.6     31.0     94.7     34.0      87.5     34.4     73.9     32.4      52.7      27.5
Other commercial loans                   39.5     14.3     39.6     14.2      37.7     14.8     38.7     17.0      35.0      18.2
Consumer loans                           36.0     13.0     39.4     14.2      39.8     15.5     35.6     15.6      33.8      17.7
---------------------------------------------------------------------------------------------------------------------------------
   Total regular loans                  259.5     93.9    252.5     90.7     225.0     88.3    206.5     90.5     175.7      91.7
Government guaranteed loans              16.9      6.1     25.8      9.3      29.6     11.7     21.8      9.5      15.9       8.3
---------------------------------------------------------------------------------------------------------------------------------
Total loans                           $ 276.4    100.0%  $278.3    100.0%  $ 254.6    100.0% $ 228.3    100.0%  $ 191.6     100.0%
=================================================================================================================================

Total loans decreased by $2 million (1%) to $276 million at year-end 2003, compared to year-end 2002. Total regular loans increased by $7 million (3%). The growth was primarily in the portfolio of residential mortgage loans, which increased by $20 million (25%). Alliance actively promoted its fee-free mortgage refinance loans, with fixed rates in the 3-15 year range. Additionally, in the third quarter, Alliance retained for portfolio some conforming residential mortgages with similar interest rate characteristics. As previously noted, prepayment speeds of many loan types accelerated sharply in the second quarter until long term rates increased later in the year. Total commercial and consumer loans decreased by $13 million (7%), reflecting the impact of accelerated prepayments and a slow economy.

The combined amount of loans originated in 2003 totaled a record $189 million, increasing by $68 million (56%) over the prior year. This increase was concentrated in residential mortgage originations, which totaled $135 million, a $71 million (111%) increase over the prior year. Mortgage originations in 2003 included $87 million originated for sale, $21 million originated for portfolio, and $27 million of "Fee Free Refi" loans also originated for portfolio. Commercial loan originations in 2003 totaled $40 million, compared to $39 million in the prior year. Originations of consumer loans and lines of credit totaled $14 million in 2003, compared to $18 million in 2002. Due to the decline in loan applications near the end of the year, commitments to originate new loans decreased to $7 million at year-end 2003, compared to $26 million at the prior year-end.

The balance of residential mortgage loans held for sale declined by $11 million to $1 million at December 31, 2003, reflecting the lower pipeline of loans in process at that time. In accordance with the Company's policy, Alliance had nonrecourse commitments to sell all loans held for sale and rate locked originations commitments intended for sale at year-end 2003 and 2002. Loan sales are made with servicing released on a flow basis, primarily to one investor, at prices exceeding the cost basis or expected cost basis of those loans.

Throughout the year, management controlled the retention of long-term fixed rate loans to limit interest rate risk based on the anticipated future increase in long-term rates. Reflecting this emphasis, Alliance also refrained from any significant purchases of fixed rate government guaranteed loans in 2003, with the result that this portfolio decreased by $9 million to $17 million at year-end 2003.

The average balance of total loans (including loans held for sale) increased by $21 million (8%). The average balance of residential mortgages increased by $28 million. The yield on average loans declined to 6.07% from 6.76% due to lower rates on loans originated, compared to rates on loans paid-off.

Nonperforming Assets

December 31
(in millions)                         2003   2002  2001   2000   1999
---------------------------------------------------------------------
Nonaccruing loans                    $ 6.6  $ 2.4 $ 2.1  $ 1.1  $ 1.2
Foreclosed assets                        -      -     -      -    0.1
---------------------------------------------------------------------
  Total nonperforming assets         $ 6.6  $ 2.4 $ 2.1  $ 1.1  $ 1.3
=====================================================================
  Nonperforming assets as              1.5%   0.6%  0.6%   0.3%   0.4%
  a percentage of total
  assets

Nonperforming assets totaled $6.6 million (1.50% of total assets) at year-end 2003, up from $2.4 million (0.59% of total assets) at year-end 2002. This increase was primarily due to two commercial loan relationships which became impaired in 2003. These loans were on a non-accrual status as of December 31, 2003 and were being actively managed for collections. The most recent loan payments received on these relationships were in December, 2003 and August, 2003. There were no properties acquired through foreclosure in 2003 or 2002. Loans delinquent 30-89 days totaled $3.4 million at year-end 2003, which was unchanged from the prior year-end. These loans measured 1.30% of total regular loans at year-end 2003. At that date, commercial classified loans with a potential to become nonperforming based on identified credit weaknesses totaled $3.0 million, compared to $7.1 million at year-end 2002. The total at year-end 2003 included a $1.8 million commercial loan which was being paid in accordance with its terms and which was viewed as adequately protected by established repayment sources.

Allowance for Loan Losses

Years ended December 31
(in thousands)           2003    2002    2001     2000    1999
--------------------------------------------------------------
Beginning balance     $ 4,050 $ 3,700 $ 3,400  $ 3,200 $ 3,060
Charge-offs:
 Residential mortgage      (1)     (1)    (17)     (85)    (28)
 Consumer                  (6)    (51)    (20)     (22)   (114)
 Commercial               (22)     (5)   (111)    (107)     (4)
--------------------------------------------------------------
    Total Charge-offs     (29)    (57)   (148)    (214)   (146)
--------------------------------------------------------------
Recoveries:
 Residential mortgage      14      15      62       22       -
 Consumer                  37      38      57       29      31
 Commercial                 -       6       4       28      18
--------------------------------------------------------------
    Total Recoveries       51      59     123       79      49
--------------------------------------------------------------
Net Recoveries
  (Charge-offs)            22       2     (25)    (135)    (97)
Provision for losses      103     348     325      335     237
--------------------------------------------------------------
    Ending balance    $ 4,175 $ 4,050 $ 3,700  $ 3,400 $ 3,200
==============================================================

Net charge-offs (recoveries) as a percentage of average loans by type:

 Years ended December 31   2003     2002     2001     2000    1999
 -----------------------------------------------------------------
    Residential mortgage  (0.01)%  (0.01)%  (0.07)%   0.11%   0.05%
    Consumer              (0.08)    0.01    (0.10)   (0.02)   0.25
    Commercial             0.02        -     0.09     0.08   (0.02)
      Total                0.01        -     0.01     0.06    0.05
 Allowance as a
 percentage of
 outstanding loans by
 type at year end:
    Residential mortgage   0.90%    0.90%    0.94%    0.90%   0.82%
    Consumer               0.91     0.83     0.91     0.91    1.33
    Commercial             1.98     1.80     1.75     1.80    2.10
    Subtotal (regular
      loans)               1.61     1.60     1.64     1.65    1.82
    Government
      guaranteed loans        -        -        -        -       -
    Total loans            1.51     1.46     1.44     1.49    1.67

The loan loss allowance increased by $125,000 (3.1%) to $4.18 million at December 31, 2003, versus $4.05 million at the end of the 2002 fiscal year. The allowance increased due to growth in residential mortgages, but the ratio of the allowance to total regular loans decreased due to the higher proportion of lower risk residential mortgages in 2003. For the last five years, net loan charge-offs and nonperforming loans have been at comparatively low levels. While the allowance has increased each year, the ratio of the allowance to regular loans has declined due to the changed composition of the portfolio. The methodology for the determination of the allowance for loan losses is described earlier as a critical accounting policy and in Note 1 to the consolidated financial statements.

The allowance for loan losses absorbs net loan charge-offs. Alliance recorded $22,000 in net recoveries in 2003, compared to net recoveries of $2,000 in the prior year. The allowance is increased by the provision for loan losses, which totaled $103,000 in 2003, compared to $348,000 in 2001. There were no significant changes in the ratio of the allowance to the various loan pools in 2003. The ratio of the allowance to nonperforming loans decreased to 64% at year-end 2003, compared to 166% at year-end 2002, due to the increase in nonperforming loans in 2003. The allowance measured 1.61% of total regular loans at December 31, 2003, compared to 1.60% at the previous year-end.

The impaired loan allowance is included with the total commercial loan allowance in the accompanying tables. Total impaired loans were $6.2 million at year-end 2003, compared to $1.8 million at the prior year-end. The valuation allowance on impaired loans was $407,000 and $127,000 at year-end 2003 and 2002, respectively. The $4.4 million increase in impaired loans was primarily due to the two large commercial loans which became nonaccruing in 2003, as previously described. The increase in the valuation allowance on impaired loans reflects management's assessment that the fair value of collateral on one of these loans had declined due to a potential increase in the foreclosure period. The other large non-accruing commercial loan was also deemed impaired. No impairment loss allowance was assessed on this loan which was making partial payments in anticipation of a recapitalization and was assessed as adequately collateralized. Commercial loans newly delinquent for 90 days are evaluated for impairment. The trend of delinquencies and collateral coverage of those loans can affect the future level of the impaired loan allowance.

December 31 (dollars in thousands)                2003               2002              2001              2000               1999
-----------------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses by type of loan:
  Residential mortgage                     $  885     21.2%    $  708    17.5%   $  567   15.3%   $  525     15.4%    $  442   13.8%
  Consumer                                    325      7.8        327     8.1       363    9.8       326      9.6        449   14.0
  Commercial                                2,471     59.2      2,423    59.8     2,186   59.1     2,021     59.4      1,842   57.6
  Unallocated                                 494     11.8        592    14.6       584   15.8       528     15.6        467   14.6
-----------------------------------------------------------------------------------------------------------------------------------
     Total                                 $4,175    100.0%    $4,050   100.0%   $3,700  100.0%   $3,400    100.0%    $3,200  100.0%
===================================================================================================================================

Deposits, Borrowings and Other Liabilities

December 31
(dollars in millions)             2003       2002     % change
---------------------------------------------------------------
Demand deposits                $  35.9    $  35.6         1.0%
NOW deposits                      41.8       39.1         7.0
Money market deposits             37.2       44.0       (15.3)
Savings deposits                 100.7       77.6        29.7
Time deposits < $100 thousand     99.5      109.5        (9.2)
Time deposits > $100 thousand     23.9       25.1        (4.7)
             --
-------------------------------------------------------------
  Total deposits               $ 339.0    $ 330.9         2.5%
-------------------------------------------------------------
Personal                       $ 282.2    $ 270.0         4.5%
Non-personal                      56.8       60.9         6.8
-------------------------------------------------------------
  Total deposits               $ 339.0    $ 330.9         2.5%
-------------------------------------------------------------

Total deposits increased by $8 million (2%) at year-end 2003 compared to 2002. Overall demand for interest bearing accounts was believed to have softened due to low interest rates and improvements in capital markets. Deposit growth included the benefit of $19 million in new deposits in the Enfield office, which was opened in the fourth quarter of 2003. Most of the Enfield deposits were in specially promoted savings accounts, and total bankwide savings accounts increased by $23 million (30%) in 2003. Transaction account balances increased by $3 million (4%). Money market account balances decreased by $7 million (15%), including a $4 million decrease in municipal balances which were expected to be short term in nature. Time accounts decreased by $11 million (8%) as some maturing longer term account balances were withdrawn in the current low rate environment. Due to the slower economy and the new Enfield office, the Bank did not provide time account pricing promotions as actively as in some prior years. Time account demand continued to generally favor shorter-term maturities due to the unwillingness of customers to lock in longer-term rates at a time when rates were at the lowest levels in four decades.

Alliance does not generally solicit higher rate jumbo deposits, and does not solicit wholesale deposits outside of its market area. In addition to its on-balance sheet deposit account offerings, Alliance also offers a third party commercial sweep money market fund product. Sweep balances often measure up to 30% of the total funds provided by commercial customers.

Borrowings increased by $4 million (6%) to partially offset runoff of medium term time accounts. Average deposits increased by $9 million (3%) in 2003 due to higher average savings and transactions account balances. Average borrowings increased by $8 million (16%), including higher short term borrowings before the Enfield office opening. The average cost of interest bearing liabilities declined to 2.64% in 2003 from 3.36% in 2002.

At year-end 2003, other liabilities included a $7 million securities settlement liability on securities purchases near year-end which were pending settlement. This liability was $2 million at year-end 2002.

MARKET RISK

Interest Rate Risk

Market risk is the sensitivity of income and equity to changes in interest rates and other market driven rates or prices. Alliance's most significant form of market risk is interest rate risk, which is the sensitivity of income and of equity to fluctuations in interest rates. Alliance manages its assets and liabilities to maximize net interest income, while also giving consideration to interest rate risk, liquidity, credit risk, capital adequacy, customer demand, and other market factors. Alliance's main interest rate risk focus is to limit the risks related to rising interest rates. Actions taken to limit these risks contribute to Alliance's sensitivity to lower earnings in the event of declining interest rates and have reduced the interest spread. The unanticipated decrease in rates during the last three years to the lowest rates in decades has contributed to the decline in the net interest margin.

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

Alliance uses a quarterly dynamic simulation model to measure interest rate risk. This model evaluates changes which might result from a 200 basis point rate shock. Income is modeled on a monthly basis over 24 months. Cash flows are discounted to measure the economic value of assets and liabilities, in order to measure equity at risk. Due to the very low interest rate environment, in 2002 Alliance changed its methodology to limit the downward rate shock to 150 basis points. Alliance's model normally assumes that rate shocks will not change the shape of the yield curve. With the short-term Treasury rate at 0.90% at year-end 2003, even a 150 basis point downward rate shock was viewed as improbable.

Model assumptions are made for each major category of interest bearing assets and liabilities regarding their index, margin, spread, optionality, repricing life, and growth. The base case model is based on Alliance's budget, and rate shocks are compared to this base case. Budgeted growth and asset quality is normally assumed to be insensitive to rate shocks within the range tested. Alliance evaluates movements in market interest rates and prices, peer group comparisons, and actual product behaviors. A review is performed quarterly to compare actual experience to expectations based on the model. The model is also an integral component of Alliance's budgeting and planning processes.

Modeling assumptions involve significant estimations and uncertainties, and actual results may differ from estimated results. Factors which could cause such differences include economic conditions, banking industry profitability and competitive factors, changing consumer preferences, and changes in capital markets' behavior.

Management's most significant judgment is the modeling of the interest sensitivity of non-maturity deposits. Alliance models money market deposits as adjusting for 60% of three month interest rate changes. Demand deposits are modeled as non interest rate sensitive; NOW accounts are modeled as 20% sensitive in 24-48 months, and the remaining 80% sensitive in eight years. Savings accounts were previously modeled as 30% sensitive in eight years and 70% sensitive in twelve years. Due to the account growth in 2002, Alliance changed this assumption so that savings accounts are now modeled as 30% sensitive in six months, 20% sensitive in eighteen months, 30% sensitive in eight years, and 20% sensitive in twelve years.

The most significant events affecting interest rate sensitivity during the year were: (1) the growth of savings accounts in the new Enfield office including the benefit of a pricing promotion in the fourth quarter; (2) the sale and prepayment of long duration purchased assets and reinvestment in securities with three year interest rate durations; (3) the prepayment of commercial loans and reinvestment in similar loans with lower rates; and (4) the growth and refinancing of residential mortgages with interest rates fixed in the 3-15 year range. The impact of these events was that the duration of total short and long term investments decreased and the duration of total liabilities increased. These events tended to increase Alliance's interest sensitivity in 2003, following an increase in 2002. Additionally, with interest rates so low, the proportionate impact of interest rate shocks on discounted cash flows is magnified.

Alliance measures its static interest rate sensitivity by computing interest rate gaps between interest sensitive assets and liabilities for specific timeframes and cumulatively, based on the assumptions used in the dynamic model. Alliance's policy limits the one year interest rate gap as a percentage of earning assets to a range of (10%) - 10%. This one year interest rate gap ratio increased from 6% at year-end 2002 to 12% at year-end 2003 indicating an increased sensitivity in the repricing of assets over liabilities (e.g., a positive one year gap). Alliance normally has a positive one year gap, due in part to its portfolio of prime based consumer and commercial loans, which reprice within a month when the prime interest rate changes.

For net interest income at risk, Alliance has a policy limiting the change in net interest income to 10% based on modeled rate shocks. Because of the positive one year gap, net income is normally projected to increase if interest rates rise, and to decrease if interest rates fall. At year-end 2002, income at risk (i.e. the change in net interest income) was an increase of 8% and a decrease of 8% based on upward and downward rate changes, respectively. At year-end 2003, income was more at risk, increasing 14% and decreasing 11% based on the modeled upward and downward rate shocks, respectively.

For equity at risk, Alliance has a policy limit of 15% based on modeled rate shocks. Equity is normally projected to increase modestly if interest rates rise and to decrease if interest rates fall. Equity at risk normally includes the long run optionality of major asset and liability categories. At year-end 2002, equity at risk was 8% and (16%) based on upward and downward rate changes, respectively. At year-end 2003, equity at risk increased to 10% and (18%) based on the modeled upward and downward rate shocks, respectively.

Those measurements which were in excess of policy guidelines at year-end 2003 were approved as minor exceptions to policy limits. The interest rate gap was expected to come into conformity with the guideline in 2004 due to anticipated growth of loans and securities. Interest rates are widely expected to increase in 2004 due to the strengthening economy, and the income and equity at risk in downward environments were viewed at year-end 2003 as reasonable based on expected interest rates and expected investment securities purchases and loan demand.

The model suggests that income and equity value would increase in a rising rate environment and decrease in a decreasing rate environment, primarily due to rate adjustments in its portfolio of prime based commercial and consumer loans. With interest rates at comparatively low levels and widely forecasted to increase, Alliance generally seeks to limit the acquisition of new long term fixed rate assets in order to improve equity at risk in a rising rate environment. Due to the unusually low interest rate environment, uncertainty in the modeling process has increased. Loan prepayment speeds had accelerated in mid-year due to the unusually low rate environment, but had slowed by the end of the year after interest rates turned up. Future deposit flows also reflect uncertainties related to the competitiveness of other financial products in a possible rising rate environment. The impact of other capital market conditions may also significantly affect interest rate sensitivity.

Market Price Risk

Market driven prices that affect Alliance's market risk are primarily prices in the markets for corporate debt and equity securities. Changes in market risk perceptions and risk tolerance can contribute to changes in securities prices affecting Alliance's capital and liquidity, and indirectly affecting earnings if market changes constrict portfolio management alternatives available to Alliance or contribute to circumstances affecting the potential impairment of a security. Alliance monitors the prices of its investment securities at least once a month. Alliance manages this risk primarily by setting portfolio limits, including limits by issuer, by industry, by security type, and for the overall size of the corporate debt and equity security portfolios.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Cash Flows

Alliance's primary source of funds is dividends received from Tolland Bank, and its primary uses of funds are dividends paid to shareholders and semi-annual interest payments related to its subsidiaries' trust preferred securities. Additionally, merger related expenses were a major use of funds in 2003 and proceeds from the exercise of stock options were an additional source of funds. In recent years, dividends from Tolland Bank have been paid from current period earnings of Tolland Bank, although additional amounts could be paid subject to regulatory restrictions as further described in Note 10 to the consolidated financial statements. In the past, proceeds from trust preferred securities have been used as a source of funds for additional equity investments in Tolland Bank to fund asset growth.

Tolland Bank's primary liquidity needs are to fund loan originations and the use of credit commitments, along with deposit withdrawals and maturing borrowings. Tolland Bank manages its day-to-day liquidity by maintaining short-term investments and/or utilizing short-term borrowings. In addition to its FHLBB relationship, Tolland Bank maintains credit facilities for short-term borrowings and repurchase agreements. Additionally, Tolland Bank is eligible to obtain short-term advances from the Federal Reserve Bank of Boston. During 2003, advances and repayments of short term borrowings and the origination and sale of residential mortgages were significant cash related activities.

During 2003, loan originations and asset purchases were funded by amortization and other payments of loans and investments, as well as by deposit growth and FHLBB borrowings.

In 2003, the primary uses of funds were the origination of loans, drawdowns on loan commitments, and purchases of investment securities. The primary sources of funds were loan and securities payments and calls, along with growth in the various categories of deposits and securities sales. Total cash and equivalents increased by $17 million due to inflows of deposits in the new Enfield office in the fourth quarter. These funds were anticipated to be reinvested in loans and investment securities, including $7 million of securities purchased and not yet settled at year-end. In the event of additional funding needs, Tolland Bank could choose to utilize its various credit sources, or obtain funds from the investment portfolio either by selling securities available for sale or obtaining loans collateralized by investment securities. Additionally, the portfolio of government guaranteed loans represents a readily marketable pool of assets, although management has no present intent to sell these assets.

During 2003, short-term investments averaged $13 million. The Bank had ample liquidity from short-term investments in the first part of the year, and near the end of the year. The Bank utilized short-term borrowings actively in the August - October period to fund growth in loans and investments. Short-term borrowings averaged $2 million for the year. Tolland Bank did not encounter any unusual liquidity needs during 2002.

Capital Resources

Total shareholders' equity increased by $7.3 million (29%) in 2003, following a $3.5 million (16%) increase in 2002. At December 31, 2003, the ratio of shareholders' equity to total assets had increased to 7.5% from 6.2% a year earlier. In addition to retained earnings of $0.7 million, factors contributing to higher shareholders' equity in 2003 included other comprehensive income of $3.8 million related to net unrealized security gains and $2.8 million related to the exercise of stock options. Specified stock option exercises were required by the merger agreement, and shareholders' equity included $1.0 million for the exercise price proceeds and $1.8 million for the tax benefit resulting from the option exercises (this benefit contributed to the $1.5 million balance of prepaid income taxes included in other assets at December 31, 2003).

Capital ratios for Alliance and Tolland Bank exceeded all applicable regulatory requirements for all periods presented. At December 31, 2003, Alliance and Tolland Bank were "Well Capitalized", the highest capital category defined by banking regulators. Trust preferred securities of $7.1 million provide regulatory capital at the lower costs associated with debt financing, as compared to equity financing. The Board assesses capital levels quarterly in accordance with the Capital and Dividends policy.

Book value per share increased to $11.49 at the end of 2003, compared to $9.58 at the end of 2002. Alliance declared total dividends of $0.30 per share in 2003, a 5% increase compared to the previous year. The dividend payout ratio measured 55% in 2003, compared to 21% in the prior year, due primarily to the lower earnings in 2003.

As discussed in Note 1 to the consolidated financial statements, FASB Interpretation No. 46R was adopted at the end of the fourth quarter of 2003. This interpretation had the effect of increasing borrowings in the consolidated financial statements by $105,000, representing the common equity of Alliance Capital Trust II held by Alliance which was financed by a note payable by Alliance to Alliance Capital Trust II. Because this interpretation was adopted at the end of 2003, there was no effect on the 2003 income statement. The future income statement effect is expected to be immaterial. The regulatory impact of deconsolidating trust preferred securities under Interpretation No. 46R remains under review, and no assurance can be given that the present regulatory treatment of trust preferred securities as Tier I capital will continue. These securities include a covenant which allows them to be called without penalty by the issuer in the event of an adverse change in the regulatory treatment.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following tables summarize Alliance's contractual obligations (by period in which payments are due) and commercial commitments (by period of expiration) as of December 31, 2003.

Contractual Obligations

                                                                Payments Due By Period
                                           ------------------------------------------------------------------
                                              Under 1                                   After 5
December 31, 2003 (in thousands)                 Year     1-3 years     3-5 Years         Years         Total
-------------------------------------------------------------------------------------------------------------
   FHLB advances                           $    1,500    $    8,500    $   13,500    $   27,552    $   51,052
   Other borrowed funds                             -             -             -         7,105         7,105
   Operating leases                               112           138            97             -           347
   Purchase commitments                           168           168             -             -           336
-------------------------------------------------------------------------------------------------------------
       Total                               $    1,780    $    8,806    $   13,597    $   34,657    $   58,840
=============================================================================================================

Other Commitments

                                                      Amount of Commitment Expirations By Period
                                           ------------------------------------------------------------------
                                              Under 1                                   After 5
December 31, 2003 (in thousands)                 Year     1-3 years     3-5 Years         Years         Total
-------------------------------------------------------------------------------------------------------------
   Home equity lines of credit             $      375    $    1,107    $    4,842    $   21,317    $   27,641
   Other lines of credit                       15,483         3,017             -                      18,500
   Loan origination commitments                 7,047             -             -             -         7,047
   Standby letters of credit                    1,089           341           115             -         1,545
-------------------------------------------------------------------------------------------------------------
       Total                               $   23,994    $    4,465    $    4,957    $   21,317    $   54,733
=============================================================================================================

COMPARISON OF 2002 VERSUS 2001

Summary

Alliance reported record earnings of $3.5 million in 2002, representing a 16% increase over earnings of $3.0 million in 2001. On a diluted basis, earnings per share were $1.26 in 2002, compared to $1.12 in the prior year. Alliance earned a 15% return on shareholders' equity in 2002, matching the return in the prior year. Results for 2002 included a net securities gain of $158 thousand compared to a net securities loss of $476 thousand in 2001. For the year 2002, cash dividends declared totaled $0.286 per share, an increase of 5% over the dividend paid in 2001.

Highlights of Alliance's performance in 2002 included:

  o Strong loan and deposit growth offset shrinking margins due to low interest rates.

  o Service charges and other income rose by 54%, including insurance/investment services, mortgage banking, deposit services, merchant processing, and electronic banking income.

  o Alliance's ranking as one of the 15 highest performing companies among the 218 small public thrifts in the annual performance ranking by SNL Financial in its May, 2002 issue of Thrift Investor.

  o Tolland Bank's 18% share of Tolland County bank deposits.

  o Achievement in 2002 of Alliance's objective of returning at least 15% on shareholders' equity, notwithstanding a difficult economic environment and falling interest rates. Results included a 16% increase in net profit and an 11% increase in loans and deposits. No net loan charge-offs or foreclosed assets were recorded for 2002.

  o An eleven-for-ten stock split effected in the form of a 10% stock dividend and a $0.286 cash dividend.

Results Of Operations--2002 Versus 2001

Net income was a record $3.5 million in 2002, representing a 16% increase over net income of $3.0 million in 2001. On a diluted basis, earnings per share were $1.26 in 2002, compared to $1.12 in the prior year. Alliance earned a 15% return on shareholders' equity in 2002, matching the return in the prior year.

The return on average assets increased to 0.86% in 2002, compared to 0.82% in the prior year. This increase was achieved despite a 0.29% decrease in the net interest margin due to the low interest rates experienced in 2002. The return on assets benefited from a net securities gain in 2002, compared to a net loss in 2001.

The efficiency ratio (ratio of non-interest expense to the sum of taxable equivalent net interest income plus service charges and other income) increased to 65% in 2002 from 62% in the prior year. The increase in 2002's efficiency ratio was due to the tightening of the net interest margin.

In 2002, Alliance recorded $1.61 million in securities gains and $1.45 million in securities losses for a net gain of $158,000. The gains on securities resulted from sales of securities consistent with Alliance's long-term strategy of reducing the portfolio's long duration corporate debt securities in favor of locally originated loans with shorter expected average lives. The losses in 2002 were related to two insurance company debt securities which were written down to fair value. Alliance also recorded net gains of $93 thousand on the sale of land in 2002.

Net interest income increased by $337,000 (3%) in 2002. Total average earning assets increased by $37.0 million (11%), but this increase was mostly offset by a 0.29% decline in the net interest margin from 3.71% in 2001 to 3.42% in 2002. The net interest margin measured 3.37% in the fourth quarter of 2002. The yield on earning assets declined by 1.15% in 2002, reflecting the impact of falling rates as well as higher levels of overnight investments in 2002. The cost of interest bearing liabilities declined by a lesser 0.98%.

At the end of 2002, Alliance maintained an asset sensitive one year interest rate gap which was expected to benefit interest income based on anticipated future interest rate increases.

Service charges and other income increased by $918,000 (54%) in 2002. This income totaled a record $2.60 million, representing 0.65% of average assets and 17% of revenues. Sources of growth in 2002 included deposit account income ($133,000); residential and commercial loan secondary market income ($170,000); annuity commissions ($114,000); and bank-owned life insurance income ($171,000). Alliance placed a strategic emphasis on fee based services, which expanded the product offerings available to the customer base and also reduced the sensitivity of total income to changes in interest margins.

The loan loss provision increased by $23,000 for the year. As noted, there were no net loan chargeoffs in 2002, and negligible net loan chargeoffs were reported in 2001.

Non-interest expense increased by $1.22 million (14%) in 2002, primarily due to increased compensation related expense ($974,000). Other major expense increases included a $150,000 increase in legal expenses for corporate and shareholder related matters and a $170,000 increase in legal expenses related to loan collections and recoveries. All other total overhead remained essentially unchanged consistent with management's objectives.

Financial Condition--December 31, 2002 Versus 2001

Total assets increased to a year-end record total of $415 million in 2002, rising by $30 million (8%) from $385 million at the prior year-end. Asset growth was propelled by increases in regular loans, which increased by $28 million (12%) (regular loans exclude purchased government guaranteed loans). Loan increases were attributable to lower interest rates in the second half of the year, together with the popularity of Tolland Bank's consumer loan products and active sales development efforts in both the consumer and commercial markets. Total investment securities decreased by $5 million. Securities sales totaled $36 million, consisting primarily of longer maturity corporate debt securities to shorten asset duration. Securities purchases were concentrated in 1-3 year government agencies, adjustable mortgage-backed securities, and AA rated corporate debt securities. The combined result of these balance sheet strategies was to reduce the percentage of long lived assets held by Tolland Bank. Residential mortgages held for sale increased by $9 million in 2002 due to the high originations volume in the fourth quarter.

The allowance for loan losses increased by $350,000 to $4.05 million in 2002. The allowance measured 1.60% of total regular loans at year-end 2002 compared to 1.64% at the prior year-end, reflecting the higher proportion of lower risk residential mortgages in 2002. The allowance measured 166% of nonaccruing loans, which totaled $2.4 million at year-end 2002, compared to $2.1 million at the prior year-end. The ratio of nonaccruing loans/assets measured 0.59% of assets at year-end 2002, compared to 0.56% at the prior year-end. Alliance had no foreclosed assets at any time during 2002.

Total deposits increased in 2002 by $27 million (9%), with increases in all major categories. Most of the growth was in savings account balances, which grew by $17 million (29%). Average transaction account balances grew by $7 million (12%); these accounts include checking and NOW accounts. Both savings and transactions accounts represented lower cost funding sources, which helped offset lower loan rates, and represented relationships with customers closely tied to Tolland Bank's growing branch system.

Shareholders' equity totaled $25.6 million at December 31, 2002, increasing by 16% during the year, including the benefit of retained earnings and additional paid-in capital related to stock option exercises. The ratio of shareholders' equity to total assets improved to 6.2% at year-end 2002, increasing from 5.7% at the prior year-end. This reflected Alliance's long term strategy of supporting internal growth and improving capital adequacy. Alliance's capital continued to exceed the requirement for the highest regulatory capital category of "Well Capitalized".

Total book value per share increased to $9.58 at year-end 2002, an increase of 12% from $8.58 at the prior year-end. The quarterly dividend payout ratio measured 22% of earnings in the most recent quarter, reflecting the higher dividends after the stock split.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the sensitivity of income and equity to changes in interest rates and other market driven rates or prices. Information regarding disclosures about interest rate risk appears under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the section on Interest Rate Risk.

Other market driven prices that affect the Company's market risk are primarily prices in the markets for corporate debt and equity securities. Changes in market risk perceptions and risk tolerance can contribute to changes in securities prices affecting the Company's capital and liquidity, and indirectly affecting earnings if market changes constrict portfolio management alternatives available to the Company or contribute to circumstances affecting the potential impairment of a security. The Company monitors the prices of its investment securities at least once a month. The Company manages this risk primarily by setting portfolio limits, including limits by issuer, by industry, by security type, and for the overall size of the corporate debt and equity security portfolios.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors' Report

To the Shareholders and Board of Directors of Alliance Bancorp of New England, Inc.:

We have audited the accompanying consolidated balance sheets of Alliance Bancorp of New England, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated income statements, statements of changes in shareholders' equity, and statements of cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alliance Bancorp of New England, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

                                                      /s/ KPMG LLP
                                                      ------------
                                                      Hartford, Connecticut
                                                      February 18, 2004

                           Consolidated Balance Sheets

December 31
(in thousands, except share data)                                                2003                        2002
-----------------------------------------------------------------------------------------------------------------
Assets
  Cash and due from banks                                                   $  14,822                   $  13,941
  Short-term investments                                                       21,002                       4,520
-----------------------------------------------------------------------------------------------------------------
     Total cash and cash equivalents                                           35,824                      18,461

  Securities available for sale (at fair value)                               109,375                      87,812

  Securities held to maturity
     (fair value of $5,984 in 2002)                                                 -                       5,372

  Loans held for sale                                                           1,399                      11,942

  Residential mortgage loans                                                   98,403                      78,717
  Commercial mortgage loans                                                    85,603                      94,692
  Other commercial loans                                                       39,501                      39,550
  Consumer loans                                                               35,905                      39,547
  Government guaranteed loans                                                  16,940                      25,756
-----------------------------------------------------------------------------------------------------------------
     Total loans                                                              276,352                     278,262
  Less: Allowance for loan losses                                              (4,175)                     (4,050)
-----------------------------------------------------------------------------------------------------------------
     Net loans                                                                272,177                     274,212

  Premises and equipment, net                                                   6,391                       5,104
  Accrued interest income receivable                                            2,038                       2,417
  Cash surrender value of life insurance                                        6,475                       6,207
  Other assets                                                                  4,869                       2,987
-----------------------------------------------------------------------------------------------------------------
     Total assets                                                           $ 438,548                   $ 414,514
=================================================================================================================

Liabilities and Shareholders' Equity
  Demand deposits                                                           $  35,939                   $  35,600
  NOW deposits                                                                 41,826                      39,091
  Money market deposits                                                        37,236                      43,964
  Savings deposits                                                            100,654                      77,605
  Time deposits                                                               123,310                     134,572
-----------------------------------------------------------------------------------------------------------------
     Total deposits                                                           338,965                     330,832

  Borrowings                                                                   58,157                      54,510
  Other liabilities                                                             8,585                       3,622
-----------------------------------------------------------------------------------------------------------------
     Total liabilities                                                        405,707                     388,964

  Preferred stock, $0.01 par value; 100,000 shares
     authorized, none issued                                                        -                           -
  Common stock, $0.01 par value; authorized 4,000,000
     shares; issued 3,059,600 in 2003 and 2,868,105 in 2002;
     outstanding 2,859,001 in 2003 and 2,667,506 in 2002                           31                          29
  Additional paid-in capital                                                   15,633                      12,791
  Retained earnings                                                            19,846                      19,183
  Accumulated other comprehensive income (loss), net                              440                      (3,344)
  Treasury stock (200,599 shares)                                              (3,109)                     (3,109)
-----------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                32,841                      25,550
-----------------------------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity                             $ 438,548                   $ 414,514
=================================================================================================================

See accompanying notes to consolidated financial statements

                         Consolidated Income Statements

Years ended December 31
(in thousands, except share data)                                  2003                   2002                  2001
--------------------------------------------------------------------------------------------------------------------
Interest and Dividend Income
   Loans                                                      $  17,102              $  18,007             $  18,931
   Debt securities                                                3,214                  4,859                 5,207
   Dividends on equity securities                                   739                    839                   957
   Other interest and dividend income                               463                    302                   371
--------------------------------------------------------------------------------------------------------------------
      Total interest and dividend income                         21,518                 24,007                25,466
--------------------------------------------------------------------------------------------------------------------

Interest Expense
   Deposits                                                       5,985                  8,335                10,308
   Borrowings                                                     3,376                  3,124                 2,947
--------------------------------------------------------------------------------------------------------------------
      Total interest expense                                      9,361                 11,459                13,255
--------------------------------------------------------------------------------------------------------------------
                                                                 12,157                 12,548                12,211
Net Interest Income

Provision for Loan Losses                                           103                    348                   325
====================================================================================================================
   Net interest income after provision for loan losses           12,054                 12,200                11,886

Non-Interest Income
   Service charges and other income                               3,779                  2,603                 1,685
   Net (losses) gains on securities                                (659)                   158                  (476)
   Net gains on assets                                                -                     93                     9
--------------------------------------------------------------------------------------------------------------------
      Total non-interest income                                   3,120                  2,854                 1,218

Non-Interest Expense
   Compensation and benefits                                      6,458                  5,669                 4,695
   Occupancy                                                        776                    690                   717
   Data processing services and equipment                         1,202                  1,228                 1,294
   Office and insurance                                             579                    567                   545
   Purchased services                                             1,299                  1,233                   979
   Merger related                                                 1,542                      -                     -
   Other                                                            656                    766                   702
--------------------------------------------------------------------------------------------------------------------
      Total non-interest expense                                 12,512                 10,153                 8,932
--------------------------------------------------------------------------------------------------------------------
   Income before income taxes                                     2,662                  4,901                 4,172
   Income tax expense                                             1,194                  1,443                 1,197
--------------------------------------------------------------------------------------------------------------------
      Net Income                                              $   1,468              $   3,458             $   2,975
====================================================================================================================

 Share Data
   Basic earnings per share                                   $    0.54              $    1.33             $    1.16
====================================================================================================================
   Diluted earnings per share                                 $    0.51              $    1.26             $    1.12
====================================================================================================================

   Average basic shares outstanding                           2,700,537              2,600,855             2,566,886
   Average additional dilutive shares                           163,309                140,473                79,948
--------------------------------------------------------------------------------------------------------------------
   Average diluted shares                                     2,863,846              2,741,328             2,646,834
====================================================================================================================

See accompanying notes to consolidated financial statements

           Consolidated Statements of Changes in Shareholders' Equity

                                                                                        Accumulated
                                                           Additional                    Other com-
                                                 Common       paid-in       Retained     prehensive    Treasury
(in thousands, except share data)                 stock       capital       earnings   income (loss)      stock      Total
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                         $ 25      $ 11,516      $  14,198     $   (4,515)   $ (3,109)  $ 18,115
==========================================================================================================================
Comprehensive income
   Net income                                                                  2,975                                 2,975
   Unrealized gains on securities,
     net of reclassification adjustment                                                       1,638                  1,638
                                                                                                                  --------
Comprehensive income                                                                                                 4,613
Dividends declared ($0.273 per share)                                           (700)                                 (700)
Exercise of stock options                                          61                                                   61
--------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001                         $ 25      $ 11,577      $  16,473     $   (2,877)   $ (3,109)  $ 22,089
==========================================================================================================================

Comprehensive income
   Net income                                                                  3,458                                 3,458
   Unrealized losses on securities,
     net of reclassification adjustment                                                        (467)                  (467)
                                                                                                                  --------
Comprehensive income                                                                                                 2,991
Dividends declared ($0.286 per share)                                           (738)                                 (738)
Stock split effected in the form of a
   stock dividend                                     3                          (10)                                   (7)
Directors' deferred stock compensation                            158                                                  158
Exercise of stock options                             1           662                                                  663
Tax benefit from exercise of stock options                        394                                                  394
--------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002                         $ 29      $ 12,791      $  19,183     $   (3,344)   $ (3,109)  $ 25,550
==========================================================================================================================

Comprehensive income
   Net income                                                                  1,468                                 1,468
   Unrealized gains on securities,
     net of reclassification adjustment                                                       3,784                  3,784
                                                                                                                  --------
Comprehensive income                                                                                                 5,252
Dividends declared ($0.30 per share)                                            (805)                                 (805)
Directors' deferred stock compensation                             42                                                   42
Exercise of stock options                             2         1,022                                                1,024
Tax benefit from exercise of stock options                      1,778                                                1,778
--------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2003                         $ 31      $ 15,633      $  19,846     $      440    $ (3,109)  $ 32,841
==========================================================================================================================

Disclosure of reclassification adjustment

Years ended December 31 (in thousands)                                2003                   2002                   2001
--------------------------------------------------------------------------------------------------------------------------
Unrealized holding gains (losses) arising during                 $   3,349              $    (363)             $   1,299
   the year, net of income tax effect of ($1,725),
   $187 and ($669), respectively
Less reclassification adjustment for losses (gains)
   included in net income, net of income tax effect
   of ($224), $54 and ($137), respectively                             435                   (104)                   339
--------------------------------------------------------------------------------------------------------------------------
Net unrealized gains (losses) on securities                      $   3,784              $    (467)             $   1,638
==========================================================================================================================

See accompanying notes to consolidated financial statements

                      Consolidated Statements of Cash Flows

Years ended December 31 (in thousands)                                2003                 2002                 2001
--------------------------------------------------------------------------------------------------------------------
Operating Activities:
   Net income                                                    $   1,468            $   3,458            $   2,975
   Adjustments to reconcile net income to
   net cash provided (used) by operating activities:
      Provision for loan losses                                        103                  348                  325
      Depreciation and amortization                                    684                  732                  508
      Net loss (gain) on securities and other assets                   659                 (251)                 467
      Loans originated for sale                                    (87,122)             (33,333)             (13,406)
      Proceeds from loans sold                                      97,665               24,448               11,349
      Increase (decrease) in other liabilities                       4,963                1,178                 (798)
      Decrease in accrued interest income receivable                   379                  395                  377
      Tax benefit from exercise of stock options                     1,778                  394                    -
      (Increase) decrease  in other assets                          (2,163)                (441)               1,156
--------------------------------------------------------------------------------------------------------------------
      Net cash provided by (used in) operating activities           18,414               (3,072)               2,953

Investing Activities:
   Securities available for sale:
      Proceeds from repayments and maturities                       26,993               11,636                  587
      Proceeds from sales                                           16,663               35,735                9,755
      Proceeds from calls                                           10,430                9,000                1,000
      Purchases                                                    (67,447)             (55,478)             (37,445)
   Securities held to maturity:
      Proceeds from amortization and maturities                        286                3,126                4,013
      Proceeds from calls                                                -                1,000                2,005
   Net decrease (increase) in total loans                            1,881              (23,693)             (27,498)
   Proceeds from sales of foreclosed assets                              -                    -                  230
   Purchases of premises and equipment                              (1,751)                (151)                (240)
   Proceeds from sales of premises and equipment                         -                  211                  195
   Purchases of life insurance                                           -                    -               (3,000)
--------------------------------------------------------------------------------------------------------------------
      Net cash used in investing activities                        (12,945)             (18,614)             (50,398)

Financing Activities:
   Net increase in interest-bearing deposits                         7,794               25,521               19,488
   Net increase in demand deposits                                     339                1,953                3,354
   Proceeds from FHLBB advances                                     80,794               27,163               20,709
   Principal repayments of FHLBB advances                          (77,252)             (27,622)             (11,240)
   Net increase (decrease) in other borrowings                           -               (2,100)                 900
   Exercise of stock options                                         1,024                  663                   61
   Cash dividends paid                                                (805)                (745)                (700)
--------------------------------------------------------------------------------------------------------------------
      Net cash provided by financing activities                     11,894               24,833               32,572
--------------------------------------------------------------------------------------------------------------------
Net Change in Cash and Cash Equivalents                             17,363                3,147              (14,873)
Cash and cash equivalents at beginning of the year                  18,461               15,314               30,187
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of the year                     $  35,824            $  18,461            $  15,314
====================================================================================================================

Supplemental Information on Cash Payments
   Interest                                                      $   9,354            $  11,455            $  13,295
   Income taxes                                                      1,090                1,650                1,550
====================================================================================================================

Supplemental Information on Non-cash Transactions
   Securities transferred to available for sale                  $   5,087            $   3,166             $ 11,882
   Securities transferred to held to maturity                            -                    -                7,045
   Net loans transferred to foreclosed assets                            -                    -                  206
--------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements

                   Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Principles of Business and Consolidation. Alliance Bancorp of New England, Inc. ("Alliance" or the "Company") is a one bank holding company, chartered in Delaware. Alliance owns 100% of the stock of Tolland Bank (the "Bank"), a Connecticut chartered savings bank. Alliance also wholly owns the common stock of Alliance Capital Trust I ("Trust I") and Alliance Capital Trust II ("Trust II") which have issued trust preferred securities.

Tolland Bank provides consumer and commercial banking services from its ten offices located in and around Tolland County, Connecticut. The Bank also provides non-deposit financial products in association with third parties. The Bank's deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC"). The Bank wholly owns a passive investment company, Tolland Investment Corporation ("TIC"), chartered in Connecticut to own and service real estate secured loans. The Bank also wholly owns a Connecticut chartered corporation named Asset Recovery Systems, Inc. ("ARS") which is a foreclosed asset liquidation subsidiary.

The consolidated financial statements for all periods include Alliance, the Bank, TIC, and ARS. Trust I and Trust II were also included in the consolidated financial statements prior to December 31, 2003, at which time these subsidiaries were deconsolidated upon adoption of FASB Interpretation No. 46 (revised), as described below under "Recent Accounting Standards" and in Note 9. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company and its consolidated subsidiaries have no significant transactions with entities in which they hold an investment interest, except for Bankers Bank Northeast (a mutually owned correspondent bank) and the Federal Home Loan Bank of Boston. Transactions with these entities are generally limited to correspondent banking, and borrowing transactions; income includes dividends received from these entities.

Basis of Preparation and Presentation. The consolidated financial statements have been prepared and presented in conformity with accounting principles generally accepted in the United States of America. Unless otherwise noted, all dollar amounts presented in the consolidated financial statements and note tables are rounded to the nearest thousand dollars, except share data. Certain prior period amounts have been reclassified to conform with current financial statement presentation. The Company uses the accrual method of accounting for all material items of income and expense.

Significant Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, as of the date of the financial statements and the reported amounts of revenues and expenses for the periods presented. The actual results of Alliance could differ from those estimates.

The most significant estimates are those related to assessing the allowance for loan losses, including the identification and valuation of impaired loans; determining and measuring other-than-temporary declines in the fair value of securities; estimating securities fair values in determining accumulated other comprehensive income (loss); establishing the deferred tax asset valuation allowance; and determining the obligation for pension and other post-retirement benefits. Factors affecting these estimates include national and local economic conditions, the level and trend of interest rates, real estate trends and values, securities market trends and values, and financial ratings methodologies.

Securities. Beginning with the first quarter of 2003, purchases of investment securities have been and will be accounted for as available for sale for the foreseeable future due to management's elimination of the held to maturity category (see Note 3). Prior to 2003, debt securities for which the Company had the positive intent and ability to hold to maturity, were classified as held to maturity securities and reported at amortized cost. Securities available for sale are reported at fair value, with unrealized net gains or losses excluded from earnings and reported in a separate component of shareholders' equity (accumulated other comprehensive income or loss), net of applicable income taxes. Trading securities, if any, are securities bought principally for the purpose of selling them in the near term. Unrealized gains and losses on trading securities are included in earnings.

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

Loan Sale Activities. Residential mortgage loans originated and held for sale are classified separately in the consolidated balance sheets and reported at the lower of amortized cost or market value (based on secondary market prices). An adjustment to reduce these loans to market value was not required at December 31, 2003 and 2002. Gains or losses on sale are determined using the specific identification method. All loans held for sale were committed for sale when their rates were locked; loan sale commitments generally are settled within 30 days of closing.

The Company generally sells its residential mortgage loans on a servicing released basis. The Company also sells participation interests in commercial loans which the Company holds and services. All sales are made on a non-recourse basis and there are no transfers that qualify as secured borrowings.

Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, establishes accounting and reporting standards for derivative instruments and hedging activities and requires that all derivatives be recognized on the balance sheet at fair value. The Company uses forward delivery contracts (sale commitments) to reduce market risk on (i) closed residential mortgage loans held for sale and (ii) rate-locked loans (origination commitments) expected to be closed and held for sale. All such loans are committed for sale without recourse at prices exceeding cost. Forward sale commitments are entered into with respect to individual loan origination commitments, with delivery conditional on the closing of the related loans. The forward sale commitments generally require delivery within 60 days of closing the related loan and conformity with secondary market guidelines including loan documentation. The total outstanding amount of forward mortgage sale commitments was $2,411,000 at December 31, 2003 and $21,404,000 at December 31, 2002. Forward sale commitments and interest rate lock (origination) commitments are recorded in the consolidated balance sheets at fair value. The Company had no other derivative instruments under SFAS No. 133 at December 31, 2003 and 2002.

Changes in the fair value of forward sale commitments and related origination commitments have not been material, and are equal in amount due to the Company's practice of entering into a sale commitment at the time it issues an origination commitment for a particular loan. Changes in the fair value of forward sale commitments, interest rate lock (origination) commitments and hedged loans held for sale are included in service charges and other income (a component of non-interest income in the consolidated income statements).

Forward sale commitments related to closed loans are accounted for as fair value hedges under SFAS No. 133. Changes in the fair value of such commitments and loans are both recorded in the consolidated income statements and, accordingly, any hedge ineffectiveness is included in reported net income. However, because the Company's forward sale commitments relate to specific closed loans, changes in the fair value of the forward commitments offset changes in the fair value of the related loans and, accordingly, there is no hedge ineffectiveness recognized as a gain or loss in earnings. All components of the changes in fair value of the forward sale commitments are included in the assessment of hedge effectiveness.

The Company's objective in entering into forward sale commitments is to minimize market risk attributable to changes in interest rates during the regular conduct of its mortgage banking activities. The Company regularly originates residential mortgage loans intended for sale into the secondary market. The Company's strategy is to enter into customary secondary market commitments with strong counterparties for conforming residential mortgage products.

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

Accrued interest income receivable is included in the consolidated balance sheets. Most of the Company's loans require interest payments monthly in arrears. The Company generally places loans on nonaccrual status when a payment becomes more than three months past due. The Company may also place a loan on nonaccrual sooner if a concern develops as to the ultimate collection of principal or interest. The Company may continue to accrue interest on certain commercial loans which are well secured and in the process of collection. Generally, when a commercial loan is placed on nonaccrual status, any interest receivable over ninety days is charged-off against income. Interest receivable on all other loans is charged-off against income entirely when the loan is placed on nonaccrual status. Payments received on nonaccruing loans are normally applied first against unpaid interest.

Allowance for Loan Losses and Provision for Loan Losses. The allowance for loan losses is maintained at a level estimated by the Company to be adequate to absorb estimated credit losses associated with the loan portfolio. The provision for loan losses is a charge to current period income necessary to maintain the loan loss allowance at the level estimated to be adequate by the Company.

The Company's Credit Committee is responsible for assessing the adequacy of the loan loss allowance. The Committee provides its quarterly assessment to the Board of Directors for approval of the amount of the loan loss allowance.

The Company consistently follows a detailed methodology for determining the loan loss allowance. This methodology is based on the loan categories shown on the consolidated balance sheets. Allowances for loan impairment are maintained in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan. Additionally, amounts are allocated to individual pools of loans based on the size of each pool, the expected average life of each pool, the inherent annual loss rate based on an assessment of historic losses for that pool, and Management's assessment of current environmental conditions that could affect individual loan categories. Finally, an unallocated component is assigned to the overall allowance based on Management's assessment of the overall risks and trends of the portfolio, uncertainties in the loan loss estimation process and other relevant factors.

A loan is considered impaired when it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. Management excludes large groups of smaller balance homogeneous loans, including residential mortgages and consumer loans, which are evaluated collectively for impairment. The amount of impairment represents the difference between the present value of the expected cash flows related to the loan, using the original contractual interest rate, and its recorded amount, or, as a practical expedient for collateral dependent loans, the difference between the appraised value of the collateral and the recorded amount of the loan. When foreclosure is probable, impairment is measured based on the fair value of the collateral. The Company's method of recognition of interest income on impaired loans is consistent with the method of recognition of interest on all loans.

Current estimates of loan losses may vary from future estimates and from ultimate loan loss experience. While the allowance is based on an analysis of individual loans and loan pools, the entire allowance is available to absorb losses on any loan or loan category. The Company's estimates of the collectibility of principal and interest are based in many cases on estimates of future borrower cash flows and market conditions and expectations. In addition, federal and state regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Based on information available to them at the time of their examination, and on regulatory guidelines then in effect, such agencies may require the Company to recognize adjustments to the allowance for loan losses.

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

The Company periodically obtains and analyzes appraisals of foreclosed real estate. If the fair value less selling costs is less than the carrying value of these assets, these assets are written down to that value by crediting the amount to a valuation allowance. Gains and losses on the ultimate disposition of foreclosed assets, and provisions to increase the valuation allowance, are reported in net gains on assets in the consolidated income statements. Estimating the carrying value of foreclosed real estate generally involves the same uncertainties discussed above regarding the allowance for loan losses. Net income and expense related to the operations of foreclosed real estate is included in other non-interest expense in the consolidated income statements.

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

Revenues and Expenses from Sales of Non Deposit Investment Products. In conjunction with third parties, certain employees of the Company are licensed to sell non deposit investment products, including mutual funds, annuities and other insurance products. The Company records as non-interest income revenues earned from product sales in accordance with the terms of revenue sharing agreements with these third parties. The Company currently employs the persons authorized to sell these products and pays most of the direct costs related to the sales activities. These costs are charged to expense as incurred, and are classified primarily in compensation and benefits expense. Under a previous agreement in effect prior to November 2002, a third party vendor employed its sales representative and incurred all of the costs of engaging in the sales activities.

Deferred Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and tax operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to future taxable income. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The valuation allowance for deferred tax assets is subject to ongoing adjustment based on changes in circumstances that affect management's judgment about the likelihood that the associated tax benefits will be realized. Adjustments to increase or decrease the valuation allowance for deferred tax assets related to unrealized losses on securities are charged or credited, respectively, to accumulated other comprehensive income (loss), while all other adjustments are charged or credited to income tax expense.

Stock Options. The Company measures the compensation cost for its stock option plans using the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44. No compensation cost is recognized because, at the grant date, the exercise price of the options is equal to the fair market value of the Company's common stock. When options are exercised, new shares are issued with proceeds credited to common stock and to additional paid-in capital, including, for non-qualifying options, the related income tax benefit.

The following table summarizes pro forma net income and earnings per share data as if the fair value method of accounting in SFAS No. 123, Accounting for Stock-Based Compensation, had been applied to all awards granted. Under this method, compensation cost of stock options is measured at the grant date based on the fair market value of the award and is recognized over the service period.

Years ended December 31
(in thousands, except share data)        2003         2002           2001
-------------------------------------------------------------------------
Net income, as reported               $ 1,468      $ 3,458        $ 2,975
Deduct total stock-based
  compensation expense determined
  under the fair-value-based
  method, net of related tax effects        -         (905)           (36)
=========================================================================
Pro forma net income                  $ 1,468      $ 2,553        $ 2,939
=========================================================================

Basic earnings per share
  As reported                         $  0.54      $  1.33        $  1.16
  Pro forma                              0.54         0.98           1.15
Diluted earnings per share
  As reported                            0.51         1.26           1.12
  Pro forma                              0.51         0.93           1.11

The fair value of each option grant was estimated using the Black-Scholes option-pricing model in accordance with the weighted-average assumptions indicated below. The resulting weighted-average fair values were $3.81 in 2002 and $2.17 in 2001. There were no options granted in 2003.

Assumptions used for grants made
in the year ended December 31        2003     2002      2001
=============================================================
Expected dividend yield                 -     2.00%     3.05%
Expected volatility                     -    31.12%    37.07%
Risk free interest rate                 -     3.82%     5.04%
Expected life (years)                   -     8.00     10.00

Deferred Stock Plans. The Directors' Deferred Compensation Plan allows directors to defer director fees and to receive payment in shares of the Company's common stock. The number of shares is fixed based on current share prices at the time the fees are recorded as expense, and directors must receive payment in shares. Accordingly, the deferred compensation is credited to additional paid-in capital when earned. When the deferred compensation is paid in shares, the difference between the current share price and the price at the deferral date is also recorded in additional paid-in capital.

The Stock Option Income Deferral Plan permits option holders to elect a stock-for-stock exercise to defer to this plan shares with a value equal to the taxable income that would have otherwise resulted from the option exercise. Elections to exercise stock options under this plan are reported as exercised stock options. Such elections are not recorded in shareholders' equity until the end of the deferral period.

Retirement Benefit Plans. The Company has a noncontributory pension plan covering substantially all employees working 20 hours per week or more. Costs related to this plan, based upon actuarial computations of current and future benefits for employees, are charged to non-interest expense and are funded in accordance with the requirements of the Employee Retirement Income Security Act ("ERISA"). The Company also accrues costs related to unfunded employee plans providing for supplemental retirement benefits. The Tolland Bank Directors' Retirement Plan provides for payments to former directors upon retirement from the board. The Company accrues costs related to these unfunded plans over the period of service, based on various actuarial assumptions including normal retirement expectations.

Earnings Per Share. Earnings per share are computed in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share are calculated by dividing net income by weighted average shares outstanding, plus shares issuable under the Directors' Deferred Compensation Plan. Diluted earnings per share are calculated by dividing net income by the sum of the number of shares used for basic earnings per share and an incremental number of shares reflecting the potential dilution that could occur if common stock equivalents (such as stock options) were converted into common stock using the treasury stock method. The incremental number of shares also includes all shares in the Stock Option Income Deferral Plan.

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

Business Segments. An operating segment is a component of a business for which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and evaluate performance. The Company's operations are limited to financial services provided within the framework of a community bank, and decisions are based generally on specific market areas and product offerings. Accordingly, based on the financial information now regularly evaluated by the Company's chief operating decision-maker, the Company operates in a single business segment.

Recent Accounting Developments. In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, which establishes accounting guidance for consolidation of variable interest entities (VIEs) that function to support the activities of the primary beneficiary. The primary beneficiary of a VIE is the entity that absorbs a majority of the VIE's expected losses, receives a majority of the VIE's expected residual returns, or both, as a result of ownership, controlling interest, contractual relationship or other business relationship with a VIE. Prior to FIN 46, VIEs were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity.

In December 2003, the FASB issued a revision to FIN 46 ("FIN 46R") which replaces the original standard and revises various provisions (including effective dates). Under the new guidance, special effective date provisions apply to enterprises that have fully or partially applied FIN 46 prior to the issuance of FIN 46R. Otherwise, application of FIN 46 or FIN 46R is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004.

The Company adopted FIN 46R as of December 31, 2003 and deconsolidated its two trust preferred subsidiaries (Trust I and Trust II), which are further described in Note 9. This deconsolidation, which did not have a significant effect, resulted in the recognition of a liability for the Company's junior subordinated debentures issued to the subsidiaries and the derecognition of the liability previously reported for the subsidiaries' trust preferred securities.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. This statement did not have a material impact on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Under SFAS No. 150, certain freestanding financial instruments that embody obligations of the issuer, and that are now classified as equity, must be classified as liabilities (or as assets in some circumstances). SFAS No. 150 also includes required disclosures for financial instruments within its scope. For SEC registrants such as the Company, SFAS No. 150 was generally effective for financial instruments entered into or modified after May 31, 2003 and otherwise at the beginning of the first interim period beginning after June 15, 2003 (July 1, 2003 for the Company). The effective date has been deferred indefinitely for certain types of mandatorily redeemable financial instruments. The Company currently does not have any financial instruments that are within the scope of SFAS No. 150.

In November 2003, Emerging Issues Task Force Issue No. 03-1, The Meaning of Other Than Temporary Impairment and its Application to Certain Investments, established new disclosure requirements for temporarily-impaired investments, effective for fiscal years ending after December 15, 2003. The disclosures include aggregated data in tabular format and narrative information. The required disclosures have been made in the Note 4.

In December 2003, the FASB issued a revision to SFAS No. 132, Employers' Disclosures About Pensions and Other Postretirement Benefits, which requires new annual disclosures about the types of plan assets, investment strategy, measurement date, plan obligations, and cash flows, as well as interim period disclosure of the components of the net periodic benefit cost. This revision is effective for annual financial statements for fiscal years ending after December 31, 2003. The required disclosures have been made in Note 11. The new interim period disclosures are required for periods beginning after December 15, 2003. An additional requirement to disclose future expected benefit payments is effective for fiscal years ending after June 15, 2004.

2. Pending Merger

On July 16, 2003, Alliance announced that it had signed a definitive agreement to merge with New Haven Savings Bank (NHSB), pursuant to which NHSB will acquire all of the outstanding shares of Alliance. Separately, NHSB announced its intention to convert from a mutual savings bank to a stock savings bank and simultaneously merge with Alliance and Connecticut Bancshares, Inc., holding company for the Savings Bank of Manchester. The combined bank intends to operate under the name "NewAlliance Bank", a subsidiary of the newly formed holding company, "NewAlliance Bancshares, Inc."

Under the terms of the merger agreement, Alliance shareholders will be entitled to receive $25 per share in the form of stock issued at the conversion price, cash, or a combination thereof, subject to election and allocation procedures that are intended to ensure that, in the aggregate, at least 75% of Alliance's shares will be exchanged for stock of the new holding company and no more than 25% will be exchanged for cash.

NHSB has adopted a plan to convert to a public company simultaneously with the acquisitions. As part of the conversion, NHSB formed a new holding company and conducted a subscription offering of its common stock to eligible depositors and others. The transactions are expected to be completed on or about April 1, 2004.

3. Cash and Cash Equivalents

Short-term investments at December 31 are summarized below:

(in thousands)                              2003      2002
==========================================================
  Federal funds sold                     $20,000   $     -
  Money market preferred stock             1,000     4,500
  Other short-term investments                 2        20
----------------------------------------------------------
     Total short-term investments        $21,002   $ 4,520
==========================================================

The Company is required to maintain certain average vault cash and cash reserve balances with the Federal Reserve Bank of Boston. Cash and due from banks included amounts so required of $3,723,000 and $3,780,000 at December 31, 2003 and 2002, respectively.

4. Securities

Information concerning the securities portfolios is summarized below as of December 31, 2003 and 2002.

                                                          Amortized        Unrealized       Unrealized              Fair
December 31, 2003 (in thousands)                               Cost             Gains           Losses             Value
------------------------------------------------------------------------------------------------------------------------
Securities available for sale
U.S. Government and agency debt                           $  45,041         $     276        $     (23)        $  45,294
U.S. Agency mortgage-backed debt                             31,140                77             (239)           30,978
Trust preferred                                              13,839               849             (175)           14,513
Other corporate debt                                          4,758                69             (268)            4,559
Marketable equity                                            10,965               359             (331)           10,993
Non-marketable equity                                         3,038                 -                -             3,038
------------------------------------------------------------------------------------------------------------------------
   Total available for sale                               $ 108,781         $   1,630        $  (1,036)        $ 109,375
========================================================================================================================

December 31, 2002 (in thousands)
------------------------------------------------------------------------------------------------------------------------
Securities available for sale
U.S. Government and agency debt                           $  26,167         $     159        $       -         $  26,326
U.S. Agency mortgage-backed debt                             13,615               160                -            13,775
Trust preferred                                              17,551               229             (782)           16,998
Other corporate debt                                         15,841               207           (1,771)           14,277
Marketable equity                                            15,758               188           (2,295)           13,651
Non-marketable equity                                         2,785                 -                -             2,785
------------------------------------------------------------------------------------------------------------------------
   Total available for sale                               $  91,717         $     943        $  (4,848)        $  87,812
========================================================================================================================
Securities held to maturity
U.S. Government and agency debt                           $   1,047         $      65        $       -         $   1,112
U.S. Agency mortgage-backed debt                                850                20                -               870
Other mortgage-backed debt                                      259                 8                -               267
Other corporate debt                                          3,216               530              (11)            3,735
------------------------------------------------------------------------------------------------------------------------
   Total held to maturity                                 $   5,372         $     623        $     (11)        $   5,984
========================================================================================================================

Gross unrealized losses and related fair values at December 31, 2003 are summarized below, aggregated by security category and length of time the individual securities have been in a continuous unrealized loss position:

                                             Less than 12 months         12 months or longer                 Total
                                          ---------------------------------------------------------------------------------
                                                         Unrealized                  Unrealized                  Unrealized
December 31, 2003 (in thousands)           Fair Value        Losses    Fair Value        Losses    Fair Value        Losses
---------------------------------------------------------------------------------------------------------------------------
U.S. Government and agency debt            $    4,806    $      (23)   $        -    $        -    $    4,806    $      (23)
U.S. Agency mortgage-backed debt               20,838          (239)            -             -        20,838          (239)
Trust preferred                                 1,519           (23)        1,444          (152)        2,963          (175)
Other corporate debt                                -             -         3,333          (268)        3,333          (268)
Marketable equity                               1,380          (116)        3,130          (215)        4,510          (331)
---------------------------------------------------------------------------------------------------------------------------
   Total temporarily-impaired securities   $   28,543    $     (401)   $    7,907    $     (635)   $   36,450    $   (1,036)
===========================================================================================================================

The Company's assessment of debt security impairment focuses on whether the security is expected to perform in accordance with its terms, including repayment of the principal amount at maturity. An affirmative assessment is generally deemed to indicate that impairment is not other than temporary. The Company's assessment relies primarily on debt ratings from major rating agencies. Unrealized losses on debt securities that have investment grade ratings are generally viewed as temporary impairments. Non-investment grade securities are additionally evaluated based on the issuer's financial condition, financial results, payment performance, corporate news, analyst reports, and the market price of other securities issued by these companies. Debt securities with unrealized losses that have prepayment risk are additionally evaluated to assess whether other-than-temporary impairment exists as a result of other-than-temporary changes in market conditions.

Temporarily-impaired securities in the categories of U.S. Government and agency debt, U.S. Agency mortgage-backed debt, and trust preferred securities were all investment grade rated at December 31, 2003. The unrealized losses were generally related to changes in market prices for similar securities. The U.S. Agency mortgage-backed debt securities are primarily three year hybrid adjustable rate mortgage pass through securities, which bear interest at a fixed rate for three years and then adjust annually at a spread over the one year U.S. Treasury constant maturity index. These unrealized losses are primarily related to instruments purchased in mid 2003, when interest rates were comparatively low. Management expects that the unrealized losses will be substantially eliminated within the three year time horizon prior to the first interest rate adjustment for these securities.

The unrealized losses on trust preferred securities were concentrated in one A+ rated international diversified life insurance company with a fair value of $1,444,000 and an unrealized loss of $152,000 at December 31, 2003. This fixed rate security had an AA- minus rating when it was purchased in 1999. The unrealized loss reflects the slight downgrade, market changes, and the comparatively long maturity in 2049. Considering all pertinent factors, management concluded that the impairment is temporary at December 31, 2003.

The unrealized losses on corporate debt securities consist of losses of $268,000 on three corporate securities that were rated BB/BB- at December 31, 2003. These securities had been rated A-/BBB+ at purchase in 1998/1999. Two of these issuers were acquired by non-investment grade companies. The other issuer was downgraded due to the impact of the recession and industry conditions. The unrealized loss on these securities has declined in recent periods and represents 7.4% of the amortized cost at December 31, 2003. Management has evaluated the credit quality of these issuers and expects that these securities will perform in accordance with their terms. The final maturities of these securities are in 2025, 2026, and 2035.

The Company's assessment of equity security impairment focuses on expectations for market price recovery within a reasonable period of time, as well as expected future earnings and dividends. The Company's equity securities are all purchased for dividend yield. Securities with significant unrealized losses are evaluated based on the same factors used to evaluate non-investment grade debt securities, as well as the magnitude and duration of the losses. The unrealized losses on equity securities at December 31, 2003 were concentrated in two securities. A preferred stock issued by a U.S. Government agency, with a fair value of $1,380,000 and an unrealized loss of $116,000, had an investment grade rating of AA-. Management believes that the unrealized loss is temporary and reflects general market conditions. The second security was a utility common stock that began to decline in value at the time of a general market sell-off in this sector. At December 31, 2003, the fair value of this security was $650,000 and its unrealized loss was $195,000. Based on the consistent rate of price recovery recorded in 2003, and on continuing improving expectations for the issuer, management believes the positive price trend for this security would eliminate the unrealized loss in 2004 and, accordingly the unrealized loss was viewed as temporary.

The amortized cost, estimated fair value and average yield of debt securities are shown in the following table by remaining period to contractual maturity. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties. The average yield is calculated based on amortized cost.

December 31, 2003                   Amortized        Fair    Average
(dollars in thousands)                   Cost       Value      Yield
---------------------------------------------------------------------
Debt securities available for sale
Due in 1 year or less                  $3,026     $ 3,052      2.76%
Due after 1 to 5 years                 42,591      42,901      2.99
Due after 5 to 10 years                 2,295       2,435      6.74
Due after 10 years                     46,866      46,956      4.76
-------------------------------------------------------------------
 Total available for sale             $94,778     $95,344      3.95%
===================================================================

At December 31, 2003, the Company had $41,738,000 of securities available for sale with call provisions.

Non-marketable equity securities consist of the required investment in Federal Home Loan Bank of Boston stock and an equity investment in Bankers Bank Northeast.

At December 31, 2003, securities with an amortized cost of $2,023,000 were pledged to secure treasury, tax and loan accounts and public deposits.

During the first quarter of 2003, the held to maturity category was eliminated and the entire portfolio was transferred to available for sale. Subsequent to the transfer, all purchases of investment securities have been accounted for as available for sale and the same treatment will be applied to purchases for the foreseeable future. Ten securities with an amortized cost totaling $5,087,000 were transferred to available for sale from held to maturity. The transfer resulted in an additional unrealized gain of $415,000 (net of income taxes of $214,000) which was recorded as a decrease in the accumulated other comprehensive loss.

During 2002, three corporate debt securities with an amortized cost of $3,166,000 were transferred to available for sale from held to maturity due to evidence of significant deterioration in the issuers' credit worthiness through the downgrading by a credit agency and other relevant factors. The unrealized loss at the transfer date of $489,000 (net of income taxes of $252,000) was recorded as an increase in the accumulated other comprehensive loss.

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

A summary of the net gains (losses) on securities is shown in the following table:

Years ended December 31
(in thousands)                                 2003       2002      2001
------------------------------------------------------------------------
Debt securities sold
Gross gains                                  $1,392     $1,265    $  165
Gross losses                                      -        (89)     (130)
------------------------------------------------------------------------
Net gains on sales                            1,392      1,176        35
------------------------------------------------------------------------
Equity securities sold
Gross gains                                     371        332        79
Gross losses                                   (370)         -        (1)
========================================================================
Net gains on sales                                1        332        78
========================================================================
Net gains on sales of securities              1,393      1,508       113
Losses on writedowns                         (2,052)    (1,364)     (589)
Gain on equity shares awarded                     -         14         -
========================================================================
Net (losses) gains on securities             $ (659)    $  158    $ (476)
========================================================================

In 2003, a debt security with an amortized cost of $1,547,000 was written down by $1,397,000, and an equity security with a cost of $988,000 was written down by $504,000. Also in 2003, a debt security with an amortized cost of $200,000 was written down by $150,000 after having been written down by $849,000 in 2002. A debt security with an amortized cost of $515,000 was written off in 2002 after having been written down by $515,000 in 2001. Also in 2001, an equity security with a cost of $119,000 was written down by $74,000. These writedowns reflect other-than-temporary declines in the value of these securities.

5. Total Loans and Allowance for Loan Losses

December 31 (in thousands)                  2003        2002
------------------------------------------------------------
Residential mortgage loans              $ 98,403    $ 78,717
Commercial mortgage loans                 85,603      94,692
Other commercial loans:
  Construction                            12,080      12,093
  Other commercial
     Real estate secured                  13,159      11,831
     Non real estate secured              14,262      15,626
------------------------------------------------------------
     Total other commercial loans         39,501      39,550
Consumer loans:
  Installment                              6,639      11,291
  Home equity line loans                  28,143      26,811
  Other consumer loans                     1,123       1,445
------------------------------------------------------------
     Total consumer loans                 35,905      39,547
------------------------------------------------------------
     Total regular loans                 259,412     252,506
Purchased government guaranteed loans     16,940      25,756
------------------------------------------------------------
     Total loans                        $276,352    $278,262
============================================================
Premiums on loans purchased,
  deferred loan fees and costs, net     $    906    $    673

Following is information about the Company's nonaccruing loans and impaired loans:

December 31 (in thousands)                   2003      2002
-----------------------------------------------------------
Total nonaccruing loans                   $ 6,571   $ 2,433
Accruing loans past due 90 days or more       572       185
-----------------------------------------------------------
Impaired loans:
  Valuation allowance required            $ 2,582   $   774
  No valuation allowance required           3,576       989
-----------------------------------------------------------
     Total impaired loans                 $ 6,158   $ 1,763
===========================================================
Total valuation allowance on              $   407   $   127
  impaired loans
Commitments to lend additional funds
  to borrowers with impaired loans              -         -

Years ended December 31
(in thousands)                             2003       2002         2001
-----------------------------------------------------------------------
Additional interest that would have
  been earned on year-end
  nonaccruing loans if they had been
  accruing based on original terms $ 296 $ 96 $ 84 Total interest income recognized on impaired loans while such loans
  were considered impaired                   93        279          140
Average recorded investment in
  impaired loans                          2,539      3,706        1,616

The valuation allowance on impaired loans is included in the overall allowance for loan losses. Changes in the allowance for loan losses were as follows:

Years ended December 31
(in thousands)                      2003      2002       2001
-------------------------------------------------------------
Balance at beginning of year     $ 4,050   $ 3,700    $ 3,400
Charge-offs                          (29)      (57)      (148)
Recoveries                            51        59        123
Provision for loan losses            103       348        325
-------------------------------------------------------------
  Balance at end of year         $ 4,175   $ 4,050    $ 3,700
=============================================================

The majority of the Company's loans are secured by real estate located within Tolland County in central Connecticut. Real estate loan activities are governed by the Company's loan policies, and loan to value ratios are based on an analysis of the collateral backing each loan.

Loans serviced for others totaled $2,581,000 and $3,883,000 at December 31, 2003 and 2002, respectively.

In the ordinary course of business, the Company makes loans to its directors and officers and their related interests on substantially the same terms prevailing at the time of origination for comparable transactions with others. As of December 31, 2003 and 2002, loans to related parties totaled $634,000 and $239,000, respectively. During 2003, advances on related party loans totaled $583,000 and payments on related party loans totaled $189,000.

6. Premises and Equipment, Net

December 31 (in thousands)                 2003       2002
----------------------------------------------------------
Land                                    $ 1,639    $ 1,247
Buildings                                 6,363      5,372
Furniture, fixtures, and equipment        3,379      3,032
----------------------------------------------------------
  Total premises and equipment           11,381      9,651
Less: accumulated depreciation
  and amortization                       (4,990)    (4,547)
----------------------------------------------------------
  Premises and equipment, net           $ 6,391    $ 5,104
==========================================================

The Company did not sell any premises or equipment in 2003. The Company sold parcels of excess land with a cost of $101,000 and $278,000 in 2002 and 2001, respectively. A net gain of $145,000 in 2002 and a net loss of $2,000 in 2001 were recorded from the sales of property.

7. Other Assets

December 31 (in thousands)                 2003       2002
----------------------------------------------------------
Prepaid federal income tax              $ 1,535     $    -
Securities sold, not settled              1,283          -
Deferred tax asset, net                     452      1,362
Prepaid retirement benefit cost             822      1,015
All other assets                            777        610
----------------------------------------------------------
  Total other assets                    $ 4,869    $ 2,987
==========================================================

8. Deposits

December 31                       2003             2002
-----------------------------------------------------------
                                      Avg.             Avg.
(dollars in thousands)       Amount   Rate    Amount   Rate
-----------------------------------------------------------
Demand deposits            $ 35,939      -% $ 35,600      -%
NOW deposits                 41,826   0.37    39,091   0.43
Money market deposits        37,236   1.02    43,964   1.46
Savings deposits            100,654   0.80    77,605   1.25
-----------------------------------------------------------
  Total non-time deposits   215,655   0.62   196,260   0.91
Time deposits, by
remaining
period to maturity:
Within 1 year                61,100   2.31    67,659   3.02
After 1, but within 2 years  27,551   4.28    20,187   4.41
After 2, but within 3 years   9,732   4.39    19,702   5.15
After 3, but within 4 years  19,483   4.86     7,716   4.86
After 4, but within 5 years   5,444   3.65    19,308   4.87
-----------------------------------------------------------
  Total time deposits       123,310   3.38   134,572   3.91
-----------------------------------------------------------
     Total deposits        $338,965   1.62% $330,832   2.13%
===========================================================

Amounts and average rates of time deposits of $100,000 or more, by remaining period to maturity, were as follows:

December 31                        2003             2002
------------------------------------------------------------
                                       Avg.             Avg.
(dollars in thousands)        Amount   Rate    Amount   Rate
------------------------------------------------------------
Within 3 months              $ 2,664   1.59%  $ 4,235   2.53%
After 3, but within 6 months   3,092   3.20     2,502   2.89
After 6, but within 12
months                         3,150   4.03     2,024   3.36
After 12 months               14,988   4.78    16,310   4.89
------------------------------------------------------------
  Total time deposits of
  $100,000 or more           $23,894   4.12%  $25,071   4.17%
============================================================

Interest expense and interest paid on deposits are summarized as follows:

Years ended December 31
(in thousands)                        2003       2002       2001
----------------------------------------------------------------
Interest expense:
  NOW deposits                        $155       $312       $498
  Money market deposits                556        893      1,431
  Savings deposits                     699      1,310      1,206
  Time deposits                      4,575      5,820     7,173
----------------------------------------------------------------
    Total deposit interest expense  $5,985     $8,335    $10,308
================================================================
Interest paid:
  Time deposits of $100,000
    or more                         $1,008     $1,131    $ 1,280
  Total deposit interest paid        5,983      8,348     10,323
================================================================

9. Borrowings

Borrowings in the following table are reported based on the remaining period to contractual maturity. Amortizing borrowings totaled $3,500,000 at December 31, 2003. None of the borrowings amortized at December 31, 2002. Actual maturities may differ from contractual maturities because lenders have the right to call certain borrowings with or without call penalties.

December 31                                  2003                  2002
(dollars in thousands)                Amount      Rate      Amount      Rate
----------------------------------------------------------------------------
FHLBB advances due:
  Within 1 year                      $ 1,500      5.09%    $     -         -%
  After 1, but within 2 years          7,000      6.52       1,500      5.09
  After 2, but within 3 years          1,500      5.66       7,000      6.52
  After 3, but within 4 years          3,500      3.81       1,500      5.66
  After 4, but within 5 years         10,000      4.66       3,500      3.81
  After 5 years                       27,552      5.09      34,010      5.21
----------------------------------------------------------------------------
     Total FHLBB advances             51,052      5.13      47,510      5.31
Junior subordinated
  debentures issued to
  unconsolidated
  subsidiaries                         7,105     10.14           -         -
Trust preferred securities
  of subsidiaries                          -         -       7,000     10.14
----------------------------------------------------------------------------
     Total borrowings                $58,157      5.73%    $54,510      5.93%
----------------------------------------------------------------------------

The Company paid $3,366,000, $3,107,000 and $2,972,000 in interest on borrowings during the years ended December 31, 2003, 2002 and 2001, respectively.

The Company may borrow additional funds from the Federal Home Loan Bank of Boston ("FHLBB") subject to certain limitations, including a line of credit for short-term borrowings of $1,500,000. To secure advances from the FHLBB, the Company has pledged certain qualifying assets, as defined by the FHLBB. To obtain additional loan advances, the Company may be required to invest in additional amounts of FHLBB stock. The investment in FHLBB stock included in securities available for sale as of December 31, 2003 and 2002, was $2,857,000 and $2,605,000, respectively.

FHLBB advances at December 31, 2003 include advances that are callable at the option of the lender as follows: $22,500,000 at 5.06% callable as of December 31, 2003, $5,000,000 at 6.04% callable in 2004, and $5,000,000 at 5.39% callable in 2008. Borrowings are callable on a quarterly basis continually after the first call date. If the advances are called, the Company may elect to replace the funding with additional FHLBB borrowings at then prevailing market interest rates.

Information on the Company's other short-term borrowings is summarized below:

At or for the years ended December 31
(dollars in thousands)                  2003      2002      2001
----------------------------------------------------------------
Outstanding at year end
  Balance                             $    -    $    -    $2,100

  Rate                                     -%        -%     1.80%
Average outstanding                   $  543    $  118    $  244
Maximum month-end balance             $5,000    $2,816    $8,383
Weighted average interest rate          1.35%     2.59%     2.61%

The Company has two statutory business trusts, of which the Company owns all of the common securities. These trusts issued trust preferred securities totaling $7,000,000 and invested the proceeds thereof in an equivalent amount of junior subordinated debentures issued by the Company. The subordinated debentures are unsecured obligations of the Company and are subordinate and junior in right of payment to all present and future senior indebtedness of the Company. The Company has entered into a guarantee, which provides a full and unconditional guarantee of amounts due on the trust preferred securities. The trust preferred securities qualified as Tier 1 capital for the Company under regulatory definitions at December 31, 2003 and 2002.

The trust preferred securities include $3,500,000 bearing interest at 9.40% and $3,500,000 at 10.88%, and have maturities in 2029 and 2030. Early redemption at the Company's option may occur after 2009 and 2010, or in the event of certain regulatory or tax changes. Additionally, payments on these securities may be suspended by the Company for up to five years under certain circumstances. The terms of the junior subordinated debentures, including interest rates and maturities, are the same as the related trust preferred securities.

The trust preferred securities were included in the Company's consolidated borrowings prior to the adoption of FIN 46R on December 31, 2003, as described in Note 1. The deconsolidation of the trust preferred subsidiaries resulted in the derecognition of the trust preferred securities of $7,000,000, and the recognition of (i) junior subordinated debentures of $7,105,000 in borrowings and (ii) an investment in trust subsidiary of $105,000 in other assets.

10. Shareholders' Equity

Treasury Stock

Treasury stock consists of 200,599 common shares at a cost of $15.50 per share purchased in 1998.

Accumulated Other Comprehensive Income (Loss), net

December 31 (dollars in thousands)                2003       2002
-----------------------------------------------------------------
Net unrealized gain (loss) on securities
  currently classified as available for
  sale                                         $   594   $ (3,905)
Net unamortized loss on securities
  transferred from available for sale
  to held to maturity                                -        (76)
Deferred income tax effect, net of
  valuation allowance in 2002                     (154)       637
-----------------------------------------------------------------
  Total accumulated other
    comprehensive income (loss)                $   440   $ (3,344)
=================================================================

Dividends

The Company's principal asset is its investment in the Bank. As such, the Company's ability to pay cash dividends to its shareholders is largely dependent on the ability of the Bank to pay cash dividends to the Company. The declaration of cash dividends is dependent on a number of factors, including regulatory limitations, financial conditions, and the Bank's operating results. The shareholders of the Company will be entitled to dividends only when, and if, declared by the Company's Board of Directors out of funds legally available therefrom. The declaration of future dividends will be subject to favorable operating results, financial conditions, debt service requirements on trust preferred securities, tax considerations and other factors. FDIC regulations require banks to maintain certain capital ratios, as noted below, which may otherwise restrict the ability of the Bank to pay dividends to the Company. The Bank's ability to pay dividends is also governed by State of Connecticut banking regulations.

Regulatory Capital Requirements

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total Capital and Tier 1 Capital to risk-weighted assets, and of Leverage (Tier 1) Capital to average assets. Management believes that, as of December 31, 2003 and 2002, the Bank exceeded all capital adequacy requirements to which it was subject.

As of December 31, 2003, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier 1 risk-based and Leverage ratios measuring 10.0%, 6.0% and 5.0%, respectively. There have been no conditions or events since that notification that Management believes have changed the Bank's capital category.

The following table presents capital and capital ratio information for the Bank:

December 31
(dollars in thousands)                  2003                     2002
----------------------------------------------------------------------------
Actual:
  Total risk-based capital     $40,576        13.8%       $36,730       11.7%
  Tier 1 risk-based capital     36,871        12.5         32,788       10.4
  Leverage                      36,871         8.6         32,788        7.9
Minimum regulatory
  capital standards:
  Total risk-based capital     $23,588         8.0        $25,222        8.0%
  Tier 1 risk-based capital     11,794         4.0         12,611        4.0
  Leverage                      17,208         4.0         16,602        4.0

The Company is subject to similar consolidated regulatory capital requirements of the Federal Reserve Board. The Company satisfied these requirements at December 31, 2003 and 2002, with capital ratios substantially the same as those of the Bank.

In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier I capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve intends to review the regulatory implications of any accounting treatment changes and, if necessary or warranted, provide further appropriate guidance. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier I capital for regulatory capital purposes. As of December 31, 2003, if the Company was not allowed to include the $7.0 million of trust preferred securities issued by Trust I and Trust II within Tier I capital, then the Company would still exceed the regulatory required minimums for capital adequacy purposes.

Stock Options

The Company maintains a Stock Option Incentive Plan for the benefit of officers and other employees of the Company. Under the terms of this plan, 329,992 shares may be issued or transferred pursuant to the exercise of options to purchase shares of common stock and stock appreciation rights ("SARs") and awards of restricted stock. The exercise price of the option is equal to the market price of the common stock on the date of grant. Options granted to officers and other full time salaried employees may be accompanied by SARs and awards of restricted stock. No SARs or awards of restricted stock have been granted as of December 31, 2003. Total shares reserved for future option grants were 538 at December 31, 2003.

The Company also maintains a Stock Option Plan for Non-Employee Directors. Under the terms of this plan, 177,100 shares may be issued or transferred pursuant to the exercise of options to purchase shares of common stock. Total shares reserved for future grants to non-employee directors were 30,660 at December 31, 2003. Total options outstanding include grants made under prior stock option plans.

A summary of the status of the Company's stock option plans and changes therein is presented in the following table.

Years ended December 31                                2003                      2002                       2001
------------------------------------------------------------------------------------------------------------------------------
                                                         Weighted-Avg.               Weighted-Avg.               Weighted-Avg.
                                                             Exercise                     Exercise                    Exercise
                                                Shares          Price        Shares          Price        Shares         Price
------------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year                427,256       $ 13.04        290,959       $  7.56       314,495        $ 7.34
Granted                                               -             -        232,040         17.45        18,040          8.95
Exercised                                      (242,053)        12.33        (94,643)         7.00       (20,621)         3.82
Forfeited                                             -             -         (1,100)        12.04       (20,955)         9.07
------------------------------------------------------------------------------------------------------------------------------
Outstanding at end of year                      185,203       $ 13.97        427,256       $ 13.04       290,959        $ 7.56
==============================================================================================================================
Options exercisable at end of year              116,803       $ 11.87        338,556       $ 11.88       285,459        $ 7.55
==============================================================================================================================
Shares reserved for future grants                31,198                       31,198                     262,133

The following table summarizes information about stock options outstanding at December 31, 2003:

                                              Options Outstanding                              Options Exercisable
------------------------------------------------------------------------------------------------------------------------
Range of                                         Weighted-Avg.         Weighted-Avg.                       Weighted-Avg.
Exercise                            Number           Remaining              Exercise          Number            Exercise
Prices                         Outstanding    Contractual Life                 Price     Outstanding               Price
------------------------------------------------------------------------------------------------------------------------
  $6 to $9                          59,400           5.5 years              $   7.67          59,400             $  7.67
  $9 to $12                          5,500           5.8                        9.09           5,500                9.09
  $12 to $15                         7,040           8.3                       12.73           7,040               12.73
  $15 to $19                       113,263           8.9                       17.59          44,863               17.65
------------------------------------------------------------------------------------------------------------------------
Total                              185,203           7.7 years               $ 13.97         116,803             $ 11.87
========================================================================================================================

Deferred Stock Plans

The Company maintains a Directors' Deferred Compensation Plan which allows participants to defer receipt of fees earned as a director of the Company. Upon the death, retirement or resignation of a director, payment is made in the form of Company common stock. Total shareholders' equity included $200,000 at December 31, 2003, equal to the market value at grant date of the 18,267 common shares issuable under this plan.

The Company established a Stock Option Income Deferral Plan in 2001, whereby option holders may elect a stock-for-stock exercise to defer to the plan shares equal in value to the taxable income that would have otherwise resulted from the option exercise. Through December 31, 2003, 10,549 options had been exercised pursuant to this plan (all in 2001).

11. Employee Benefit Plans

Pension Plan

The Company sponsors a noncontributory defined benefit pension plan covering all employees who meet certain eligibility requirements. Benefits are based on length of service and qualifying compensation. The Company's policy is to fund the plan in accordance with the requirements of applicable regulations. Plan assets are invested in stock, bond, and money market investments. The Company's measurement date is December 31 for pension accounting purposes. The pension plan's funded status and amounts recognized in the Company's financial statements are shown in the following table.

Years ended December 31 (in thousands)                2003      2002
--------------------------------------------------------------------
Change in projected benefit obligation
Benefit obligation at beginning of year            $ 3,164   $ 2,800
Service cost                                           181       152
Interest cost                                          229       196
Actuarial loss                                         623       146
Benefits paid                                         (134)     (130)
--------------------------------------------------------------------
Projected benefit obligation at end of year        $ 4,063   $ 3,164
====================================================================
Accumulated benefit obligation at end of year      $ 3,335   $ 2,944
--------------------------------------------------------------------

Change in plan assets
Fair value of plan assets at beginning of year     $ 3,114   $ 2,656
Employer contributions                                  50       888
Gain (loss) on plan assets                             513      (300)
Benefits paid                                         (134)     (130)
--------------------------------------------------------------------
Fair value of plan assets at end of year           $ 3,543   $ 3,114
====================================================================

Funded status at end of year
Funded status (projected benefit obligation
  in excess of plan assets)                        $  (520)  $   (50)
Unrecognized net transition obligation                   -        (3)
Unrecognized net actuarial loss                      1,323     1,070
Unrecognized prior service benefit (cost)               19        (2)
--------------------------------------------------------------------
Prepaid benefit cost
  (included in other assets)                       $   822   $ 1,015
====================================================================

The following assumptions were used to determine benefit obligations at December 31:

                                                      2003      2002
--------------------------------------------------------------------
Discount rate                                         6.25%     6.75%
Rate of compensation increase                         5.00%     5.00%
--------------------------------------------------------------------

Components of net periodic pension expense (benefit) are as follows:

Years ended December 31
(in thousands)                         2003      2002      2001
---------------------------------------------------------------
Service cost                          $ 181     $ 152     $ 118
Interest cost                           229       196       178
Expected return on plan assets, net    (274)     (221)     (271)
Net amortization and deferral           107        (5)      (35)
---------------------------------------------------------------
  Net periodic pension
  expense (benefit)                   $ 243     $ 122     $ (10)
===============================================================

The following assumptions were used to determine the net periodic pension expense (benefit):

                                       2003      2002      2001
---------------------------------------------------------------
Discount rate                          6.75%     7.00%     7.25%
Rate of compensation increase          5.00%     5.00%     5.00%
Expected long-term return on plan
  assets                               8.50%     8.50%     9.25%

The actuarial loss for the year ended December 31, 2003 was primarily attributable to the lower discount rate, along with an increase in the age of plan entrants.

The Company's pension plan weighted-average asset allocations by asset category are shown in the following table. Due to a change in the plan trustee at December 31, 2003, plan assets were temporarily converted to cash on that date in order to complete the transfer of plan assets. The asset allocations for December 31, 2003 are based on the reinvestments made on January 2, 2004.

                                                     Weighted-
                                                       average
                                                        target
                                                         asset
December 31                        2003     2002   allocations
--------------------------------------------------------------
Equity securities-large
  cap U.S.                        45.2%    33.5%        25-60%
Equity securities-all other       14.2%    12.0%         0-30%
Debt securities                   35.8%    25.1%        10-40%
Cash and equivalents               4.8%    29.4%         0-30%
--------------------------------------------------------------
  Total                          100.0%   100.0%
==============================================================

The Company's investment goal is to accumulate a pool of assets sufficient to meet the benefit obligations of the plan. To accomplish this, it is expected that the return on assets will exceed the rate of inflation and compare favorably with returns achieved in the capital markets. Since investment returns and Company contributions are expected to exceed benefit payments for the foreseeable future, liquidity considerations do not impose stringent restrictions on investment management.

The Company's strategy is to invest primarily in investment grade publicly traded debt and equity securities in order to achieve a long term rate of return consistent with its assumptions. The Company utilizes an investment manager to make specific investment decisions within established parameters. The Company allows up to 90% of investments to be in equity securities and the Company requires that a minimum of 25% of investments be in large cap U.S. stocks and a minimum of 10% of investments be in U.S. bonds. No investments are made in securities issued by the Company. Plan results are evaluated on a quarterly basis.

The Company's investment manager constructs investment objectives for each asset category, which objectives are normally to exceed the return of a designated related benchmark over a full market cycle while maintaining a market level of risk and similar portfolio characteristics. The strategy for large cap U.S. equity securities normally has subcomponents for growth, value, and core index objectives. The strategy for all other equity securities normally has subcomponents for small cap and international investments. The debt securities investments are mostly in U.S. securities with an average quality of AA and an average duration not exceeding five years.

The expected return on plan assets is established by the Company based on discussions with the investment manager and on consideration of published expectations from various sources. The expected return on plan assets was last changed in 2001 when it was reduced from 9.25% to 8.50% due to lower expected future capital markets returns. The current expected return is viewed by the Company as being generally consistent with future equity returns of 10-11% and future debt returns of 5-6%.

The Company intends to make future contributions to meet the minimum funding standards prescribed by law, but does not expect that a contribution will be required in 2004.

Savings Plan

The Company also sponsors a defined contribution 401(k) savings plan, which includes a discretionary matching contribution by the Company equal to 35% of the employees' contribution up to 6% of earnings. Savings plan expense totaled $76,000, $69,000 and $59,000 for the years 2003, 2002 and 2001, respectively.
Additionally, the Company offers retirees participation in its medical insurance benefit program. No contribution is provided by the Company.

Supplemental Retirement Plans

The Company has a supplemental retirement plan for an active key employee. A liability is being accrued to provide benefits that will offset the effect of tax law provisions which reduce pension benefits for highly paid employees; the accrual assumes that the employee remains active until normal retirement age. The accrued liability for this plan (included in other liabilities) was $215,000 and $155,000 at December 31, 2003 and 2002, respectively. Plan expense was $60,000, $55,000 and $60,000 for the years 2003, 2002, and 2001, respectively.
The Company purchased a bank-owned life insurance policy on the life of this employee. Increases in the cash surrender value will assist in the funding of the supplemental retirement plan liability. The death benefit is split between the Company and the employee's beneficiary. The Company will recover the cost of the prepaid premium from the cash value of this policy. The cash surrender value of this policy was $3,173,000 and $3,039,000 at December 31, 2003 and 2002,
respectively. Increases in cash surrender value recorded in the income statement were $134,000 in 2003, $148,000 in 2002, and $146,000 in 2001. This policy is held in the general account of an AA rated life insurance company.

The Company also has a supplemental retirement plan for a retired key employee. The accrued liability for this plan (included in other liabilities) was $71,000 and $77,000 at December 31, 2003 and 2002, respectively. Plan payments were $6,000 in each of the years 2003, 2002, and 2001.

Directors Retirement Plan

The Company has a directors retirement program to provide a benefit upon termination of service or death for directors of Tolland Bank. A liability is being accrued assuming that the directors remain active until normal retirement age and become vested. The accrued liability for this plan (included in other liabilities) was $90,000 at December 31, 2003. The plan was adopted at the end of 2002 and no liability was recorded at that date. Plan expense was $90,000 for the year 2003. The plan allows the directors at retirement to be paid in a lump sum or over a ten year period. No directors had retired under this plan as of December 31, 2003.

Other Bank-Owned Life Insurance Policies

The Company owns certain other director and officer life insurance polices in addition to the policy described above for an active key employee. Under these additional policies, death benefits are payable to the Company and a benefit will be paid to the participants' beneficiaries representing a portion of the death benefits proceeds. Increases in the cash surrender value will assist in the funding of the Company's benefits programs. The Company will recover the cost of the prepaid premium from the cash value of these policies. The cash surrender value of these policies was $3,302,000 and $3,168,000 at December 31, 2003 and 2002, respectively. Increases in cash surrender value recorded in the income statement were $134,000 in 2003 and $168,000 in 2002; the policies were purchased at the end of 2001, and there was no effect on the income statement in 2001. These policies are held in the general accounts of two AA rated life insurance companies.

12. Income Taxes

Components of income tax expense are as follows:

Years ended December 31
(in thousands)                        2003     2002     2001
------------------------------------------------------------
Current:
 Federal                            $1,076   $1,537   $1,204
 State                                   -        -        -
------------------------------------------------------------
 Total current                       1,076    1,537    1,204
Deferred (including change in
 valuation allowance):
 Federal                               118      (94)      (7)
 State                                   -        -        -
------------------------------------------------------------
 Total deferred                        118      (94)      (7)
------------------------------------------------------------
   Total income tax expense         $1,194   $1,443   $1,197
============================================================

The actual income tax expense differs from the "expected" income tax expense, computed by applying the statutory U.S. Federal corporate tax rate of 34% to income before income taxes, as follows:

Years ended December 31
(in thousands)                        2003     2002     2001
------------------------------------------------------------
Expected income tax expense at      $  905   $1,666  $ 1,418
  statutory rate
(Decrease) increase in income
  tax resulting from:
  Dividends received deduction        (172)    (195)    (219)
  Increase in cash surrender value
    of life insurance                  (91)     (89)     (49)
  Merger related expenses              502        -        -
  Other, net                            50       61       47
------------------------------------------------------------
    Total income tax expense        $1,194   $1,443   $1,197
============================================================

The Company made income tax payments of $1,090,000, $1,650,000 and $1,550,000 during the years ended December 31, 2003, 2002 and 2001, respectively.

The tax effects of temporary differences and net operating loss carryforwards that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented in the following table.

December 31
(in thousands)                                           2003      2002
-----------------------------------------------------------------------
Deferred tax assets:
  Allowance for loan losses                           $ 1,226   $ 1,157
  State tax net operating loss carryforward             1,663     1,159
  Depreciation of premises and equipment                   81        20
  Unrealized losses on securities                           -     1,551
  Other, net                                              436       642
-----------------------------------------------------------------------
    Total gross deferred tax assets                     3,406     4,529
  Less: valuation allowance                            (1,721)   (2,137)
-----------------------------------------------------------------------
  Deferred tax assets, net of valuation allowance       1,685     2,392

Deferred tax liabilities:
  Unrealized gains on securities                         (154)        -
  Loan origination costs                                 (530)     (433)
  Other                                                  (549)     (597)
-----------------------------------------------------------------------
    Total gross deferred tax liabilities               (1,233)   (1,030)
-----------------------------------------------------------------------
  Net deferred tax assets                             $   452   $ 1,362
=======================================================================

In order to fully realize the net deferred tax assets, the Company must either generate future taxable income or incur tax losses that can be carried back to prior years. Based on the Company's historical and anticipated taxable income, Management believes that the Company will realize its net deferred tax assets.

A deferred tax asset valuation allowance of $1,721,000 and $1,522,000 at December 31, 2003 and 2002, respectively, was established for state deferred tax assets attributable to temporary differences and state tax net operating loss carryforwards that may not be realized due to the expectation that there will be no state taxable income for the foreseeable future because of the passive investment company. As of December 31, 2002, there was also a valuation allowance of $615,000, for the federal tax effect of net unrealized capital losses on equity securities. There was no similar valuation allowance as of December 31, 2003 since the Company was in a net unrealized capital gain position at that date.

Total state tax net operating loss carryforwards of $33,596,000 are available at December 31, 2003, of which $4,145,000 expires in 2004 and the remainder expires between 2020 and 2023.

13. Commitments and Contingencies

Future minimum rental payments required under operating leases that have remaining noncancellable lease terms of more than one year as of December 31, 2003 are as follows: 2004 - $112,000; 2005 - $78,000; 2006 - $60,000; 2007 -
$60,000; and 2008 - $37,000. Total rental expense under operating leases was $120,000, $122,000 and $118,000 for the years ended December 31, 2003, 2002 and
2001, respectively.

There are various legal proceedings against the Company arising out of its business. Although the outcome of these cases is uncertain, in the opinion of Management, based on discussions with legal counsel, these matters are not expected to result in a material adverse effect on the financial position or future operating results of the Company.

14. Financial Instruments With Off-Balance Sheet Risk

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the needs of its customers. The instruments involve, to varying degrees, credit risk, interest rate risk and liquidity risk in excess of the amounts recognized in the consolidated balance sheets. The off-balance sheet amounts related to these instruments are as follows:

December 31 ( in thousands)                   2003      2002
------------------------------------------------------------
Commitments to extend credit:
  Commitments to originate new loans:
     Fixed rate                            $ 2,009   $20,331
     Variable rate                           5,038     6,166
  Unadvanced construction lines of credit   13,781    13,138
  Unadvanced home equity credit lines       27,641    28,292
  Unadvanced commercial lines of credit      4,285     6,557
  Unadvanced reserve credit lines              434       434
Standby letters of credit                    1,545     1,987
Commitments to purchase Government
  guaranteed loans                               -       302

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

All of the Company's outstanding standby letters of credit are performance standby letters of credit within the scope of FASB Interpretation No. 45. These are irrevocable undertakings by the Company, as guarantor, to make payments in the event a specified third party fails to perform under a nonfinancial contractual obligation. Most of the Company's performance standby letters of credit arise in connection with lending relationships and have terms of one year or less. The maximum potential future payments the Company could be required to make equals the face amount of the letters of credit shown in the preceding table. The Company's recognized liability for performance standby letters of credit was insignificant at December 31, 2003 and 2002.

15. Fair Values of Financial Instruments

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale, at one time, the Company's entire holdings of a particular financial instrument. Because no market exists for a portion of the Company's financial instruments, fair value estimates were based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could affect the estimates significantly. Fair value estimates were based on existing on and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. In addition, the tax ramifications relating to the realization of the unrealized gains and losses have not been considered but may have a significant effect on fair value estimates.

The carrying amounts reported in the consolidated balance sheets for cash and short-term investments approximate those assets' fair values. Fair values of securities were based on quoted market prices, which where available in most cases. For securities without quoted market prices and for loans, the fair values were estimated by discounting anticipated future cash flows using current interest rates on instruments with similar terms and credit characteristics. The carrying amount of accrued interest receivable approximates fair value.

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

The fair values of the Company's off-balance sheet financial instruments approximate their carrying amounts, which are insignificant at December 31, 2003 and 2002.

The following are the carrying amounts and estimated fair values of the Company's financial assets and liabilities, none of which were held for trading purposes.

   December 31                            2003                    2002
------------------------------------------------------------------------------
                                  Carrying        Fair    Carrying        Fair
(in thousands)                      Amount       Value      Amount       Value
------------------------------------------------------------------------------
Financial assets:
  Cash and cash equivalents       $ 35,824    $ 35,824    $ 18,461    $ 18,461
  Securities available for sale    109,375     109,375      87,812      87,812
  Securities held to maturity            -           -       5,372       5,984
  Residential mortgage loans
     held for sale                   1,399       1,399      11,942      12,050
  Net loans                        272,177     273,586     274,212     281,564
  Accrued interest receivable        2,038       2,038       2,417       2,417
Financial liabilities:
  Deposits with no stated
     maturity                      215,655     215,655     196,260     196,260
  Time deposits                    123,310     129,163     134,572     140,793
  Borrowings                        58,157      62,639      54,510      60,067
  Accrued interest payable             385         385         378         378

16. Condensed Financial Statements of Alliance Bancorp of New England, Inc. (Parent Company)


Balance Sheets

December 31
(in thousands)                                   2003       2002
----------------------------------------------------------------
Assets
 Cash and cash equivalents                    $   314    $   509
 Equity investment in subsidiaries             37,589     31,808
 Due from subsidiaries                            579        536
 Prepaid income taxes                           1,778          -
 Other assets                                     104        130
----------------------------------------------------------------
  Total assets                                $40,364    $32,983
================================================================

Liabilities and Shareholders' Equity
Liabilities:
 Junior subordinated debentures issued
   to trust subsidiaries                      $ 7,105    $ 7,105
 Other liabilities                                418        328
----------------------------------------------------------------
  Total liabilities                             7,523      7,433
Total shareholders' equity                     32,841     25,550
----------------------------------------------------------------
  Total liabilities and shareholders' equity  $40,364    $32,983
================================================================

Income Statements

Years ended December 31
(in thousands)                            2003      2002      2001
------------------------------------------------------------------
  Dividends from subsidiaries          $ 1,632    $1,025    $1,331
  Interest expense on junior
         subordinated debentures          (721)     (725)     (706)
------------------------------------------------------------------
    Net interest and dividend              911       300       625
         income
  Non-interest expenses:
         Merger related                 (1,542)        -         -
         Other                            (270)     (497)     (252)
------------------------------------------------------------------
         Total non-interest expense     (1,812)     (497)     (252)
------------------------------------------------------------------
  (Loss) income before income
         tax benefit and equity in net
         income of subsidiaries           (901)     (197)      373
  Income tax benefit                       348       433       345
------------------------------------------------------------------
  (Loss) income before equity in          (553)      236       718
         net income of subsidiaries
  Equity in undistributed net
         income of subsidiaries          2,021     3,222     2,257
------------------------------------------------------------------
         Net income                    $ 1,468    $3,458    $2,975
==================================================================

Statements of Cash Flows

Years ended December 31
(in thousands)                          2003      2002        2001
------------------------------------------------------------------
Operating Activities:
  Net income                         $ 1,468    $ 3,458    $ 2,975
  Adjustments to reconcile net
     income to net cash (used)
     provided by operating
     activities:
  Equity in undistributed net
     income of subsidiaries           (2,021)    (3,222)    (2,257)
  Other adjustments, net                 139        158        106
------------------------------------------------------------------
     Net cash (used) provided by
         operating activities           (414)       394        824
------------------------------------------------------------------


Financing Activities:
  Exercise of stock options            1,024        663         61
  Cash dividends paid                   (805)      (745)      (700)
------------------------------------------------------------------
     Net cash provided (used)
         by financing activities         219        (82)      (639)
------------------------------------------------------------------

Net Change in Cash and
  Cash Equivalents                      (195)       312        185
Cash and cash equivalents at
  beginning of the year                  509        197         12
------------------------------------------------------------------
Cash and cash equivalents at
  end of the year                    $   314    $   509    $   197
==================================================================

              Consolidated Supplementary Financial Data (unaudited)

Selected Quarterly Financial Data

                                                        2003                                    2002
 (in thousands, except share data)        Q4        Q3        Q2        Q1        Q4        Q3        Q2        Q1
 -----------------------------------------------------------------------------------------------------------------
 Net interest income                  $2,992    $2,912    $3,047    $3,207    $3,195    $3,090    $3,069    $3,194
 Provision for loan losses                38        13         6        46        47        64        65       172
 Non-interest income                     683       517     1,085       835       754       751       684       665
 Non-interest expense                  3,582     3,464     2,798     2,669     2,664     2,570     2,452     2,467
 -----------------------------------------------------------------------------------------------------------------
 Income (loss) before income taxes        55       (48)    1,328     1,327     1,238     1,207     1,236     1,220
 Income tax expense                      190       191       409       404       356       346       371       370
 -----------------------------------------------------------------------------------------------------------------
      Net (loss) income               $ (135)   $ (239)   $  919    $  923    $  882    $  861    $  865    $  850
 =================================================================================================================
 Per Share Data:
 Basic (loss) earnings per share      $(0.05)   $(0.09)   $ 0.34    $ 0.34    $ 0.34    $ 0.33    $ 0.34    $ 0.33
 Diluted (loss) earnings per share     (0.05)    (0.09)     0.32      0.33      0.32      0.32      0.32      0.32
 Cash dividends declared               0.075     0.075     0.075     0.075     0.075     0.075     0.068     0.068
 Common stock price:
      High                             41.95     33.75     24.63     20.05     20.20     15.70     15.45     13.19
      Low                              32.40     23.04     19.70     18.51     14.34     12.94     12.55     10.68
      Close                            39.51     33.34     23.00     19.75     20.15     15.30     13.77     12.95

Net interest income has been on a declining trend due to the accumulated effect of lower interest rates. The trend was ameliorated in part around the end of 2002 due to volume growth and time deposit repricing, but this was offset by higher loan prepayment volume in the middle of 2003. The higher loan loss provision in the first quarter of 2002 reflected higher impairment reserves. Decreases in the provision in 2003 were due to slower portfolio growth caused by higher loan prepayments and a shift in the portfolio mix towards lower risk residential mortgages.

Non-interest income benefited from fee income growth in 2002 and further benefited from record levels of secondary market income in the first three quarters of 2003. Non-interest income included a $303,000 net gain on securities and assets in the first half of 2002 due to equity security sales. Non-interest income was affected by a $504,000 net loss on securities and assets in the third quarter of 2003 due to a writedown on a debt security deemed to be impaired on an other-than-temporary basis. An additional net loss of $89,000 was recorded in the fourth quarter of 2003 due to net gains and losses recognized, including writedowns and losses on the sale of securities.

Non-interest expense increased in the second half of 2002 due to higher staff costs and legal fees related to problem assets and corporate and shareholder matters. Staff costs were higher in 2003 due primarily to incentive compensation related to higher business volumes. Merger related expenses totaled $748,000 in the third quarter of 2003, followed by an additional $794,000 in the subsequent quarter. Certain merger related expenses have been treated as non deductible for purposes of the financial statement tax provision. As a result, the effective income tax rate increased in the second half of 2003.

Quarterly net income was generally flat for the first three quarters of 2002. Net income grew in the following three quarters from the combined benefit of higher net interest income and secondary market income. Losses were recorded in the last two quarters of 2003 due to merger related expenses. After interest rates rebounded from record lows in June 2003, net income was also adversely affected as secondary market income declined and net interest income also declined due to the accumulated impact of loan and security prepayments. Quarterly data may not sum to annual data due to rounding.

Volume and Rate Analysis - FTE Basis

                                             2003 versus 2002 Change due to           2002 versus 2001 Change due to
------------------------------------------------------------------------------------------------------------------------
(in thousands)                            Volume          Rate          Total        Volume           Rate         Total
------------------------------------------------------------------------------------------------------------------------
Interest income:
  Loans                                  $   870      $ (1,775)      $   (905)      $ 1,603       $ (2,527)       $ (924)
  Securities available for sale              448        (1,643)        (1,195)        1,023         (1,046)          (23)
  Securities held to maturity               (622)           24           (598)         (515)            25          (490)
  Other earning assets                        68            93            161           181           (250)          (69)
------------------------------------------------------------------------------------------------------------------------
     Total Change                            764        (3,301)        (2,537)        2,292         (3,798)       (1,506)
------------------------------------------------------------------------------------------------------------------------
Interest expense:
  Deposits                                   143        (2,492)        (2,349)        1,170         (3,143)       (1,973)
  Borrowings                                 464          (213)           251           219            (41)          178
------------------------------------------------------------------------------------------------------------------------
     Total Change                            607        (2,705)        (2,098)        1,389         (3,184)       (1,795)
------------------------------------------------------------------------------------------------------------------------
     Net Change                          $   157      $   (596)      $   (439)      $   903       $   (614)      $   289
========================================================================================================================

Note: Changes attributable jointly to volume, rate and mix have been allocated proportionately.


Contractual Maturities of Construction and Commercial Loans

                                                        1 Year           1-5          Over 5
  December 31, 2003 (in thousands)                      or Less         Years         Years          Total
  ----------------------------------------------------------------------------------------------------------
  Construction loans:
    Residential                                         $ 1,000        $     -       $   787        $  1,787
    Commercial                                           11,067          6,672         1,463          19,202
  Commercial loans                                       24,428         53,318        28,155         105,901
  ----------------------------------------------------------------------------------------------------------
       Total                                            $36,495        $59,990       $30,405        $126,890
  ==========================================================================================================
  Interest rate sensitivity:
    Predetermined rates                                 $17,208        $13,708       $25,324        $ 56,240
    Variable rates                                       19,287         46,282         5,081          70,650
  ----------------------------------------------------------------------------------------------------------
       Total                                            $36,495        $59,990       $30,405        $126,890
  ==========================================================================================================

Securities Cost and Fair Value

                                                         2003                       2002                   2001
  ---------------------------------------------------------------------------------------------------------------------
                                               Amortized         Fair    Amortized        Fair   Amortized         Fair
  December 31 (in thousands)                        Cost        Value         Cost       Value        Cost        Value
  ---------------------------------------------------------------------------------------------------------------------
  Available for sale
  U.S. Government and agency debt               $ 45,041     $ 45,294      $26,167     $26,326     $10,149      $10,105
  U.S. Agency mortgage-backed debt                31,140       30,978       13,615      13,775      17,876       17,834
  Trust preferred                                 13,839       14,513       17,551      16,998      24,526       22,452
  Other corporate debt                             4,758        4,559       15,841      14,277      22,047       21,408
  Marketable equity                               10,965       10,993       15,758      13,651      12,387       11,594
  Non-marketable equity                            3,038        3,038        2,785       2,785       2,580        2,580
  ---------------------------------------------------------------------------------------------------------------------
    Total available for sale                    $108,781     $109,375      $91,717     $87,812     $89,565      $85,973
  ---------------------------------------------------------------------------------------------------------------------
  Held to maturity
  U.S. Government and agency debt               $      -     $      -      $ 1,047     $ 1,112     $ 2,063      $ 2,107
  U.S. Agency mortgage-backed debt                     -            -          850         870       2,747        2,800
  Other mortgage-backed debt                           -            -          259         267       1,518        1,550
  Other corporate debt                                 -            -        3,216       3,735       6,069        5,530
  ---------------------------------------------------------------------------------------------------------------------
    Total held to maturity                      $      -     $      -      $ 5,372     $ 5,984     $12,397      $11,987
  =====================================================================================================================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


None.


ITEM 9A. Controls and Procedures.


Based on their evaluation as of December 31, 2003, the Company's Chief Executive Officer, Joseph H. Rossi and Chief Financial Officer, David H. Gonci, concluded the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There were no changes during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                                              Amount of Common Stock
                                                                                       Term   Beneficially Owned (1)
December 31, 2003                                                       Director        to    -----------------------
Members of the Board of Directors ****                               Age  Since(16)   Expire   Amount          Percent
---------------------------------                                    ---  ---------   ------   ------          -------
Robert C. Boardman                                                    71  1980         2004     24,332(3)(7)      *
     Mr. Boardman was formerly President of the Capital Area
     Health Consortium. Prior to this he served as Executive
     Director of Rockville General Hospital from 1974 through
     1987. He retired in 2002.

Joseph P. Capossela                                                   59  1999         2003      9,270(13)        *
     Mr. Capossela is an attorney and partner in the Vernon law firm of Kahan, Kerensky & Capossela, LLP.

Rodney C. Dimock **                                                   57  2001         2003      9,792(14)        *
     Mr. Dimock is the Principal of Arrow Capital, LLC a
     private investment and consulting firm. He previously
     served as President of Aetna Realty Investors, Inc, and
     Cornerstone Properties Inc.

D. Anthony Guglielmo                                                  63  1985         2005     72,101(4)(10)     2.51
     Mr. Guglielmo, Chairman of the Board, is President and
     owner of Penny-Hanley and Howley Co., Inc., an
     insurance agency. Mr. Guglielmo currently serves as a
     Connecticut State Senator.

Patrick J. Logiudice ***                                              57  2002         2004     61,676            2.16
     Mr. Logiudice serves as Executive Vice President of
     Alliance and is the Chief Lending Officer of its subsidiary,
     Tolland Bank.

Reginald U. Martin                                                    61  1999         2003     10,425(11)        *
     Mr. Martin is the managing partner of Insurance Planning
     Associates, an employee benefits sales and consulting firm in Tolland.

Douglas J. Moser                                                      59  1991         2005     32,936(2)(5)      1.15
     Mr. Moser is a partner in the architectural firm of Moser
     Pilon & Nelson, which he established in 1980.

Patricia A. Noblet                                                    59  1999         2003     10,150(11)        *
     Ms. Noblet is a Certified Residential Specialist with Sentry
     Real Estate Services in Vernon.

Kenneth R. Peterson                                                   58  1982         2004     36,444(9)(15)     1.27
     Mr. Peterson, Vice Chairman of the Board, is a partner in
     Gardner and Peterson Associates, a land surveying and
     civil engineering firm where he has practiced since 1968.

Matthew L. Reiser                                                     57  2000         2005     10,480(12)        *
     Mr. Reiser is a self-employed private investor. Formerly he was Vice President, American Management Systems
     (AMS), an international business and information
     technologies consulting firm until 2000.

Joseph H. Rossi                                                       53  1995         2005    174,341(6)(8)      6.05
     Mr. Rossi serves as President and Chief Executive Officer
     of Alliance and Tolland Bank.

(1) Except as otherwise noted, all beneficial ownership is direct and each beneficial owner exercises sole voting and investment power over the shares.
(2)  Includes currently exercisable options to purchase 9,378 shares.

(3)  Includes currently exercisable options to purchase 13,777 shares.

(4)  Includes currently exercisable options to purchase 9,078 shares.

(5) Shared voting and investment power on all shares held, and includes 356 shares for which Mr. Moser disclaims beneficial ownership.

(6)  Includes currently exercisable options to purchase 22,813 shares.

(7) Includes shared voting and sole investment on 1,098 shares held by his wife.

(8) Includes shared voting and investment power on 23,318 shares held jointly with wife and 330 shares held jointly with minor children.

(9) Includes voting and investment power on 14,298 shares held jointly with wife.

(10) Includes 29,294 shares held by his wife and includes shared voting and investment power on 3,733 shares held jointly.

(11) Includes currently exercisable options to purchase 10,040 shares.

(12) Includes currently exercisable options to purchase 8,280 shares.

(13) Includes currently exercisable options to purchase 9,160 shares.

(14) Includes currently exercisable options to purchase 7,400 shares.

(15) Includes currently exercisable options to purchase 11,777 shares.

(16) Includes service on the Board of Directors of the Bank.

*    Less than one percent

** Appointed by the Board of Directors, in accordance with the Certificate of Incorporation, began service in April 2001 to complete the unexpired term of a director who resigned. Mr. Dimock previously served as a director from 1980 to 1996.

*** Shares include 273 shares with held by his wife. Under the Company's bylaws, the vacancy for the unexpired term held by Mr. Logiudice was filled by the Board of Directors on October 30, 2002. Patrick J. Logiudice will serve until 2004 or the next annual meeting for the election of directors. In addition to beneficially owned shares, there are 9,987 shares held in the Stock Option Income Deferral Plan for Mr. Logiudice.

**** With regard to terms expiring in 2003, the Certificate of Incorporation provides that terms expire at time of an annual meeting; in light of the merger transaction, no annual meeting is expected to occur and terms will continue until the transaction is complete or an annual meeting is held.

                                                                                               Amount of Common Stock
                                                                                               Beneficially Owned (1)
Executive Officers Who Are Not Directors                              Age                     Amount           Percent
----------------------------------------                              ---                     ------           -------
David H. Gonci is Senior Vice President, Chief Financial              51                      60,000(2)         2.10%
     Officer and Treasurer of Alliance and Tolland Bank.

Cynthia S. Harris is Secretary of Alliance and Vice President/        56                      24,729(3)           *
     Human Resources of Tolland Bank.

* Less than one percent.
(1) Except as otherwise noted, all beneficial ownership is direct and each beneficial owner exercises sole voting and investment power over the shares.
(2)  Includes 58,240 shares with shared voting and investment power.
(3)  Includes 8,857 shares with shared voting and investment power.

Board Meetings and Committees

The business of the Company's and the Bank's Boards of Directors is conducted through meetings and activities of the Boards and their committees. The Board of Directors of the Bank consists of those persons who serve as directors of the Company. Additionally, members of the Company's committees serve on the identical committees of the Bank. Each current director attended at least 86% of the Tolland Bank and Alliance Board and committee meetings during the period he or she was a director and a committee member.

Code of Ethics and Audit Committee Financial Expert

Under SEC rules adopted under the Sarbanes-Oxley Act of 2002, public companies are required to adopt a code of ethics or if one is not adopted disclose that fact and explain why a code of ethics has not been adopted. The Company has not adopted a code of ethics beyond its existing business conduct policies. The reason is the need for a code of ethics is moot in light of the anticipated merger with NewAlliance Bancshares, which is expected to be completed on or about April 1, 2004. The resulting company, NewAlliance Bancshares will be subject to a similar code of ethics requirement. The Board of Directors has also declined to name an "audit committee financial expert," as that term is defined by SEC rules adopted under the Sarbanes-Oxley Act of 2002, in light of the pending merger. It is anticipated that NewAlliance Bancshares will designate a financial expert for its audit committee. The Board of Directors has determined, however, that the decision to not name an audit committee financial expert has not impaired the ability of its audit committee to provide effective oversight of the Company's external financial reporting and internal control over financial reporting.


Reports of Changes in Beneficial Ownership

Based upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the fiscal year ended December 31, 2003, Form 5 and amendments thereto furnished to the Company with respect to the fiscal year ended December 31, 2003, and written representations from all reporting persons, all statements required by rules promulgated by the Securities and Exchange Commission under
Section 16 of the Securities Exchange Act of 1934 were timely filed.

ITEM 11.   Executive Compensation

The following table sets forth the compensation paid to Joseph H. Rossi, Patrick
J. Logiudice and David H. Gonci for each of the last three fiscal years. No other executive officer of the Company or the Bank earned a total salary and bonus in excess of $100,000 or served as Chief Executive Officer of the Company or the Bank during the last fiscal year.

                           SUMMARY COMPENSATION TABLE

                                          Annual Compensation                        Long Term Compensation
                                  ------------------------------------------         ----------------------
                                                                                           Securities
   Name and                                                     Other Annual               Underlying
Principal Position                   Salary      Bonus       Compensation(1)               Options(3)
------------------                   ------      -----       ---------------              -------------
Joseph H. Rossi,           2003   $ 225,000   $ 25,000              $ 72,360                         -
President and CEO          2002     210,000     25,000                66,688                    50,000
                           2001     175,254          -                62,511                         -

Patrick J. Logiudice       2003     130,402     15,000                 2,631                         -
Exec. Vice President       2002     121,256     15,000                 2,439                    35,000
                           2001     116,789      2,000                 2,345                     1,000

David H. Gonci             2003     123,136     15,000                 2,586                         -
Senior Vice President,     2002     114,068     15,000                 2,395                    35,000
CFO, Treasurer             2001     105,835      2,000                 2,222                     1,000

(1) Consists of employer 401(k) contributions and other perquisites, and in the case of Mr. Rossi $59,196, $55,323 and $51,704 for years 2003, 2002 and
     2001, respectively for the incremental vested value of the SERP benefit.
(2)  The Company's fiscal year ends December 31.
(3) The exercise price is equal to the closing price of the Company's stock on the date of the grant.

Bonus Plan

The Board of Directors has adopted the Tolland Bank Bonus Plan (the "Bonus Plan") to provide a means for officers and employees of the Bank to be rewarded for outstanding contributions toward corporate objectives. The Bonus Plan has three elements: a short-term bonus, a long-term bonus, and an instant reward bonus. The short-term bonus is a cash bonus, awarded annually, on a discretionary basis, from a bonus pool which is based on the Bank's average annual return on assets. Long-term bonuses typically consist of awards of stock options pursuant to the 1997 Stock Incentive Plan. Instant rewards are cash awards of $50 to $2,500, payable to employees, for outstanding accomplishments beyond normal job responsibilities. The Bonus Plan is a discretionary plan administered by the Personnel Committee of the Board of Directors, and is subject to change from year to year.

Option Grants in Last Fiscal Year

There were no option grants for the fiscal year ending December 31, 2003.

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

Aggregated Option Exercises and Year-End Option Values

The following table sets forth the number of shares acquired on the exercise of stock options and the aggregated gains realized on the exercise during fiscal 2003 by Mr. Rossi, Mr. Logiudice and Mr. Gonci. The table also sets forth the number of shares covered by exercisable and unexercisable options held by Mr. Rossi, Mr. Logiudice and Mr. Gonci on December 31, 2003, and the aggregated gains that would have been realized if the unexercised options had been exercised on December 31, 2003.

                                                                   Number of Shares              Value of Unexercised
                            Shares Acquired                     Covered by Unexercised               In-The-Money
                              On Exercise       Value              Options on 12/31/03         Options As Of 12/31/03(1)
Name                      During Fiscal 2003   Realized        Exercisable  Unexercisable     Exercisable    Unexercisable
----                      ------------------  ----------       -----------  -------------     -----------    -------------
Joseph H. Rossi                107,598        $3,011,758         22,813          -           $  497,552          -
Patrick J. Logiudice            34,211         1,293,189              -          -                    -          -
David H. Gonci                  22,729         1,166,514              -          -                    -          -

(1) Equals the difference between the aggregated exercise price of such options and the aggregate fair market value of the common stock that will be received upon exercise, assuming such exercise occurred on Wednesday, December 31, 2003, upon which the last sale of the common stock on the AMEX for the year 2003 was $39.51 per share.

Executive Employment Agreements

The Board of Directors of the Company, on December 10, 2002, approved three employment agreements (the "Agreement" or "Agreements") for its principal Executive Officers -- Chief Executive Officer and President, Joseph H. Rossi, Chief Financial Officer David H. Gonci, and Chief Lending Officer Patrick J. Logiudice (the "Executive" or "Executives"). The Agreements are identical in nature except for the Executive's base salary reference amount on the effective date of the Agreements. The initial term of the Agreements is thirty-six (36) months with additional one year extensions (barring notice by either party of intention not to renew) on the anniversary date. The Agreements provide payment of base compensation to the Executives which may be increased (but not reduced below base compensation on the effective date of the Agreement) pursuant to the Board's annual base salary determinations. During the term of the Agreement, if the Executive is terminated by the Employer for any reason other than for just cause, or if the Executive resigns after material changes in the circumstances of Executive's employment, the Executive is entitled to receive, for the remaining term of the Agreement, an amount equal to his base salary and compensation plus the value of any stock options that were granted to the Executive but which were not exercisable on the date of termination, and the value of all employee benefits that would have been provided to the Executive during the term of the Agreement. The Executive, upon termination, may not compete with the Company for one (1) year in any city, town or anywhere in Tolland County in which the Employer has an office or has filed an application for an office. Executive and his dependents are also permitted under the Agreement to participate in welfare benefit programs of the Company until the term of the Agreement expires or the Executive obtains other employment.

The Agreement also provides for payments to the Executives following termination of employment upon the occurrence of a Change in Control of the Company or the Bank. The payment will be triggered following a Change in Control if the Executive is dismissed, if the Executive resigns following a change in the circumstances of his employment, or if Executive resigns for any reason during a "window period" that will begin 90 days from the effective date of the Change in Control and ends 180 days after the effective date of Change in Control. Under the Agreement, upon termination the Executive would receive three times his highest annual compensation for the three taxable years preceding his termination which includes base salary and any other taxable income including amounts relating to the granting of vesting or exercise of restricted stock or stock option awards (limited to 20,000 exercised options) and fringe benefits. The Agreement also contains gross up provisions designed to compensate Executive for any excise tax under ss. 4999 of the Internal Revenue Code which may be required. This provision is designed to pay to the Executive the amounts to pay the excise tax as well as any additional state or federal taxes resulting from the payment of three times annual compensation following the Executive's termination as a result of a Change in Control.

Change in Control Agreements

The Company also has Change in Control Agreements (the "Control Agreements") adopted on December 10, 2002 with Cynthis S. Harris, Gerald D. Coia and Karen Ouimet-Matusek (the "Officers"). The Agreements have a term of thirty-six (36) months, which may be extended for an additional twelve (12) month term unless notice is provided by either the Company or the Officers. The Control Agreements provide payments equal to three times annual compensation in the event of a Change in Control. In the event of a Change in Control provision, the Control Agreement also provides for continuation of welfare benefits programs for the Executive and dependents for five (5) years following termination.


Non-qualified, Unfunded Supplemental Retirement Income Agreement

Mr. Rossi is the beneficiary of a non-qualified, unfunded supplemental retirement income agreement, which is intended to provide him with annual income in the form of an annuity payable for life with an annual benefit equal to 70% of his highest five (5) year average compensation, offset by the sum of the benefits provided under certain existing retirement plans or arrangements for him. In connection with a change in control, Mr. Rossi's employment agreement permits the benefit payable to Mr. Rossi under his retirement agreement to be paid in the form of a lump sum payment discounted to its present value as of the payment date. The retirement agreement also permits in the case of a change of control that Mr. Rossi be treated for purposes of determining his benefits under The Retirement Plan of Tolland Bank as having worked until age 65.

Termination and Release Agreements

Upon consummation of the merger, it is expected that the employment of Messrs. Rossi, Gonci, Lorusso (a non-executive with a separate change in control agreement), Coia, Ms. Harris, and Ms. Ouimet-Matusek will terminate. Effective as of July 15, 2003, Messrs. Rossi, Gonci, Logiudice, Lorusso, Coia, Ms. Harris, and Ms. Ouimet-Matusek each signed termination and release agreements. These agreements were amended on November 15th and November 25, 2003. Pursuant to each agreement, each such executive is entitled to receive a lump sum payment on the closing date of the merger, provided that the executive is still employed by the Company immediately prior to such date. In addition, each executive is entitled to continue to receive from the Company life, medical, and disability insurance coverage for five years, or to receive a lump-sum payment in lieu thereof. In exchange for receiving such benefits, each such executive has agreed to release the Company from any obligation to make any payments or to provide other benefits under the employment agreements and change in control agreements, and in Mr. Rossi's case, the retirement agreement. Further, each executive agreed, prior to December 31, 2003, to exercise all of the specified amounts of vested non-qualified stock options granted to the executive and to accept payment of any cash bonus to which such executive may be entitled to receive in the ordinary course for services rendered in 2003. Related option exercises occurred on December 29, 2003. The amount of the lump sum payments to be received upon the closing of the merger by Messrs. Rossi, Gonci, Logiudice, Lorusso, Coia, Ms. Harris, and Ms. Ouimet-Matusek are equal to $2,416,638, $765,000, $818,181, $322,390, $285,470, $333,030, and $233,937, respectively. In addition, if it is determined that Messrs. Rossi, Gonci and Logiudice would be subject to excise tax under the provisions of the Internal Revenue Code relating to payments made in connection with a change in control, they are entitled, pursuant to their employment agreements, to receive payments from Alliance to offset any additional taxes owed. If the merger is not completed, the employment agreements and change in control agreements will continue to remain in effect. Messrs. Rossi, Gonci and Logiudice have also entered into agreements with New Haven Savings Bank not to compete with New Haven Savings Bank or its subsidiaries. These non-compete agreements provide Messrs. Rossi, Gonci and Logiudice with payments of $1,760,000, $550,000, and $625,000, respectively, in consideration for not competing with New Haven Savings Bank or its subsidiaries in banking and related activities in Connecticut and certain markets in Rhode Island and New York. The non-competition prohibition would begin on the effective date of the merger and continue for 36 months for Mr. Rossi, and 15 months in the case of Messrs. Gonci and Logiudice.

401(k) Plan

In 1991, the Bank established the Tolland Bank 401(k) Savings Plan (the "401(k) Plan"), a defined contribution contributory profit sharing plan designed to comply with Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"). Each full-time and regular part-time employee with 30 days of service is eligible to participate in this plan.

Under the 401(k) Plan, a participant may defer a minimum of 2% of his or her before-tax compensation from the Bank (subject to certain limitations) as a contribution under this plan. The Bank will make matching contributions equal to 35% of the first 6% of each participant's contributions and participants are offered eighteen different investment vehicles for their accounts. Participants are 100% vested at all times in their contributions and the income earned thereon. Participants become 100% vested in the Bank's matching contributions after four years of service or earlier upon retirement, permanent disability, death or attaining age 65. Benefits under the 401(k) Plan will be paid at retirement, disability, death or other termination of employment with the Bank. Benefits may be paid in a lump sum or in installments, depending on certain factors. The 401(k) Plan also permits participants to make early withdrawals from their accounts (subject to certain limitations) in case of hardship and to borrow against their accounts.

Pension Plan

The Bank maintains a defined benefit pension plan (the "Pension Plan") that is designed to satisfy the requirements for tax qualification set forth in the Internal Revenue Code of 1986, as amended (the "Code"). Under the Pension Plan, the Bank makes annual contributions, which are actuarially determined, for the benefit of eligible employees. Expenses for administering the Pension Plan are paid out of Pension Plan assets and also directly by the Bank. Employee contributions are not required.


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

The amount of a participant's benefit is based on average yearly earnings (including base salary and bonus) during the participant's highest five consecutive years during his or her last ten years of credited service multiplied by his or her credited service as an active participant in the eligible class (not to exceed 30 years of service).

The table set forth below illustrates annual pension benefits payable for life at age 65 in 2003 under the Pension Plan provisions for various levels of compensation and years of service.

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


                                       PENSION PLAN TABLE

                                     Years of Credited Service at Retirement Age 65
Final Average            ---------------------------------------------------------------------
Compensation                15             20             25             30             35
------------                --             --             --             --             --
 $125,000                $29,800        $ 39,700       $ 49,700       $ 59,600        $ 69,500
  150,000                 36,500          48,700         60,900         73,100          85,300
  175,000                 43,300          57,700         72,200         86,600         101,000
  200,000                 50,000          66,700         83,400        100,100         116,800

Other Programs

The Company owns additional life insurance policies on the lives of officers and directors. Also, the Company has supplemental retirement plans for an active (employee) director and a retired (employee) director. See Note 11, "Employee Benefit Plans," in Item 8 for additional information. The Company also maintains a Stock Option Plan for officers and other employees. See Note 10, "Shareholders' Equity," in Item 8 for additional information.

Directors' Fees

Directors receive retainer fees as follows: Chairman - $11,000 annually; Vice Chairman - $10,500 annually; and members - $10,000 annually. Retainer fees are paid quarterly. Directors also receive a fee for each meeting attended. Members of the Board receive $650 and members of the committees receive $550 per meeting attended. While the Chairman of the Board receives $750, each committee's chairman receives $650. The Vice Chairman of the Board receives $700 and each committee vice-chairman receives $650 for each meeting attended. It is the policy of the Company not to pay directors' fees to Executive Officers of the Company who also serve as directors.

Directors' Deferred Compensation Plan

The Company implemented a Directors' Deferred Compensation Plan (the "Deferred Compensation Plan") during 1997 to permit directors to defer recognition of income on fees that they received as directors. Under the Deferred Compensation Plan, directors can defer receipt of annual retainer fees and defer federal income taxation on deferred amounts until the year in which benefits are actually received by a participating director. Directors may benefit from the ability to defer taxes to a date when their taxable income is less and tax brackets lower.

Under the Code, deferred fees are deemed to be liabilities of Alliance, and the directors are deemed to be general creditors. Deferred directors' fees are held until a director ceases to be a director for any reason. Thus, upon the director's death, retirement or resignation, such fees shall be paid in the form of stock in a lump sum within 60 days after the participant terminated his services as a director. The Deferred Compensation Plan is administered by the Personnel Committee. The stock liability will be credited on the date such fees are earned and will be based on the price of the Common Stock for such dates. The number of Directors participating in the Deferred Compensation Plan is four.

The four directors who defer directors fees under the deferred compensation plan are Messrs. Guglielmo, Moser, Peterson, and Ms. Noblet. The amount of the Company's common stock held by the plan on behalf of such directors is 3,906, 3,862, 3,884 and 3,187 shares, respectively. As a past participant in the plan, Mr. Boardman has 3,427 shares of the Company's Common Stock held by the Plan on his behalf.

Directors' Options

Directors also participate in the 1999 Non-Employee Directors' Stock Option Plan. Under the Plan, directors receive options based on continued service on the Board of Directors at their fair market value. The Plan was amended at the November 2002 meeting of the Board. Under the amendment, all non-employee directors, on the Effective Date, received non-statutory stock options to purchase 9,500 shares of Company stock at fair market value on the effective date of the grants, December 2, 2002. The options vest over a five year period at a rate of 20% per year, with 100% vesting upon the fifth anniversary of the award. In addition, options subject to vesting become 100% vested upon a director's retirement in accordance with the Company's written retirement policies for non-employee directors, upon a change in control of the Company or Tolland Bank, or upon a failure of the director if nominated by the Board to be elected by shareholders.

Tolland Bank Directors' Retirement Plan

The Board of Directors also adopted at its November 2002 meeting a Tolland Bank Directors' Retirement Plan which provides payments to former directors upon retirement from the Board. Directors are fully vested in the Plan upon the completion of five (5) years of service on the Board. The annual benefit provided under the plan is $1,000 multiplied by the participant's number of years of service up to a maximum of 20 years, or $20,000 (the "Full Benefit"). The benefit shall be paid to the participant for a period of ten (10) years. To receive the retirement benefit, directors must agree not to serve in a similar directorial capacity with another financial institution or business which materially competes with the Company for a period of one year. A change in control of the Company or Tolland Bank or the failure of a Board nominated director to be elected by shareholders would enable an eligible director to receive the Full Benefit of $20,000 per year for 10 years or in a lump sum discounted to its present value. Directors terminated for just cause, including a gross or willful failure to perform a substantial portion of duties or responsibilities as a director, may not receive benefits.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

The table which follows sets forth information as of December 31, 2003, with respect to principal beneficial ownership of Common Stock by any person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) who is known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock and with respect to ownership of Common Stock by all directors and officers of the Company as a group.

Name and Address                             Number of Shares           Percent
of Beneficial Owner                        Beneficially Owned(1)      of Class (2)
-------------------                        ---------------------      ------------
Friedman, Billings, Ramsey Group, Inc.          251,500(3)                8.80%
1001 19th Street North
Arlington, VA 22209

FMR Corp.                                       221,000(4)                7.73%
82 Devonshire Street
Boston, MA 02109

Neuberger Berman Inc.                           180,300(5)                6.31%
605 Third Avenue
New York, NY 10158

Joseph H. Rossi                                 174,341(6)                6.05%
c/o Alliance Bancorp of New England, Inc.
348 Hartford Turnpike
Vernon, CT 06066

US Bancorp                                      165,440(7)                5.79%
800 Nicollet Mall
Minneapolis, MN 55402-7020

BPI Global Asset Management LLP                 144,500(8)                5.01%
1900 Summit Tower Boulevard
Orlando, FL 32810

Towle & Co.                                     143,255(9)                5.01%
12855 Flushing Meadow Drive
St. Louis, MO 63131

All directors and executive officers
as a group (13 persons)                         536,676(10)              18.07%

(1) Based on information provided by the respective beneficial owners and on filings with the Securities and Exchange Commission made pursuant to the Securities Exchange Act of 1934.
(2) Based on 2,859,001 shares of common stock issued and outstanding as of December 31, 2003.
(3) Based solely on information provided in a Schedule 13G/A filed with the SEC by Friedman, Billings, Ramsey Group, Inc. All shares are held with shared voting and dispositive power.
(4) Based solely on information provided in a Schedule 13G filed with the SEC by FMR Corp. The beneficial owner has sole dispositive power for the shares.
(5) Based solely on information provided in a Schedule 13G filed with the SEC by Neuberger Berman Inc. This includes 153,300 shares with sole voting power. All shares are held with shared dispositive power.
(6) Includes currently exercisable options to purchase 22,813 shares. Mr. Rossi shares voting and investment power on 23,318 shares held jointly with wife and 330 shares held jointly with minor children.
(7) Based solely on information provided in a Schedule 13G filed with the SEC by U.S. Bancorp. This includes 157,440 shares with sole voting and dispositive power.

(8) Based solely on information provided in a Schedule 13G filed with the SEC by BPI Global Asset Management LLP. All shares are held with shared voting and dispositive power.
(9) Based solely on information provided in a Schedule 13G filed with the SEC by Towle & Co. This includes 43,997 shares with sole voting and dispositive power and 99,258 shares for which the reporting person has discretionary authority under shared dispositive power.
(10) Includes currently exercisable options granted to directors and executive officers to purchase an aggregate of 111,743 shares. The figures are based on beneficial ownership information provided by the directors and officers.

Securities Authorized For Issuance Under Equity Compensation Plans

The following chart presents securities authorized for issuance under equity compensation plans, as of December 31, 2003.

Equity Compensation Plan Information

                               Number of securities
                                   to be issued          Weighted-average
                                 upon exercise of       exercise price of         Number of securities
                               outstanding options,    outstanding options,       remaining available
       Plan category           warrants and rights     warrants and rights        for future issuance
       -------------           -------------------     -------------------        -------------------
Equity compensation
    plans approved by                185,203                 $ 13.97                    31,198
    security holders
Equity compensation
    plans not approved                     _                       _                         _
    by security holders
                             ------------------------ ----------------------- ----------------------------
                   Total             185,203                 $ 13.97                    31,198
                             ------------------------ ----------------------- ----------------------------

In addition to the equity compensation plan information, see also Item 11-Stock Option Income Deferral Plan and Directors' Compensation Plan.

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

The aggregate of all extensions of credit to directors, officers and their associates had a high balance in 2003 at December 31, 2003 (representing 5.2% of the Bank's equity capital at that time), including $967,000 of unused lines of credit. The directors of the Company satisfy applicable SEC and AMEX independence requirements.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees paid by the Company for professional services rendered by KPMG LLP for the years ended December 31, 2003 and 2002. Certain amounts for 2002 have been reclassified to conform to the 2003 presentation.

Years ended December 31
(in thousands)                        2003         2002
-------------------------------------------------------
Audit fees                            $231         $ 78
Audit related fees                      25            5
Tax fees                                26           25
All other fees                           -            7
-------------------------------------------------------
  Total fees                          $282         $115
-------------------------------------------------------

Audit fees were for professional services rendered for the audit of the Company's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by KPMG LLP in connection with statutory and regulatory filings or engagements. The 2003 services included $103,000 paid to KPMG LLP in conjunction with the pending merger.

Audit-related fees were for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under "Audit fees." These services include accounting and reporting consultations.

Tax fees were for professional services primarily for federal and state tax compliance.

All other fees were for services other than the services reported in the other three categories above.

The Audit Committee has concluded that the provision of the non-audit services listed above is compatible with maintaining the independence of KPMG LLP.

The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis. In 2003, all of the services performed by KPMG were pre-approved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)i The consolidated financial statements of Registrant and its subsidiaries are included within Item 8 of this report.
(a)ii All schedules have been omitted as the required information is either included or is not applicable.
(a)iii See the exhibits listed below under 15(c).

(b) Reports on Form 8-K for Fourth Quarter
    --------------------------------------

    i. On October 30, 2003, the Company furnished a Form 8-K reporting, under Item 9 and Item 12, a news release announcing third quarter results for the 2003 fiscal year and the postponement of the Company's annual meeting of shareholders.

    ii. On December 30, 2003, the Company furnished a Form 8-K reporting, under Item 9, the engagement of a new stock transfer agent and option exercises by certain executive officers and directors.

(c) Exhibit Index
    -------------

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

     10(iv) Directors' Deferred Compensation Plan (Exhibit 10(iv) to the Report on Form 10-K filed on March 27, 1998).

     10(v) 1999 Stock Option Plan for Non-Employee Directors (Exhibit 4.3 to the Registration Statement on Form S-8 filed October 28, 1999).

     10(vi) Cash Bonus Plan (Exhibit 10(vi) to the Report on Form 10-K filed on March 27, 1998).

     10(vii) Stock Option Income Deferral Plan (Exhibit 10(vii) to the Report on Form 10-K filed on March 6, 2002).

     10(viii) Bank Owned Life Insurance Plan (Exhibit 10(viii) to the Report on
              Form 10-K filed on March 6, 2002).

     10(ix) Alliance Bancorp of New England, Inc. change in control agreements for Gerald Coia, Cynthia Harris, and Karen Ouimet-Matusek (Exhibit 10(ix) to the Report on Form 10-K filed on March 31, 2003).

     10(x) Tolland Bank Directors' Retirement Plan (Exhibit 10(x) to the Report on Form 10-K filed on March 31, 2003).

     10(xi) Amendments to the 1999 Stock Option Plan for Non-Employee Directors (Exhibit 10(xi) to the Report on Form 10-K filed on March 31, 2003).

     10(xii) Termination and Release Agreements for Messrs. Rossi, Gonci, Logiudice, Lorusso, Coia, Ms. Harris, and Ms. Ouimet-Matusek (Exhibit C to Exhibit 2.1 to the Report on Form 8-K/A filed on July 25, 2003)

     21.      Subsidiaries of Registrant.

     23.      Independent Auditors' Consent.

     31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350.

     32.2 Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 23, 2004.

ALLIANCE BANCORP OF NEW ENGLAND, INC.
by

/s/ Joseph H. Rossi
-------------------
Joseph H. Rossi
President/Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors and officers on behalf of the Company on March 23, 2004:


/s/ Robert C. Boardman                         /s/ Douglas J. Moser
----------------------                         --------------------
Robert C. Boardman                             Douglas J. Moser
Director                                       Director

/s/ Joseph P. Capossela                        /s/ Patricia A. Noblet
-----------------------                        ----------------------
Joseph P. Capossela                            Patricia A. Noblet
Director                                       Director

/s/ Rodney C. Dimock                           /s/ Kenneth R. Peterson
--------------------                           -----------------------
Rodney C. Dimock                               Kenneth R. Peterson
Director                                       Vice Chairman

/s/ D. Anthony Guglielmo                       /s/ Matthew L. Reiser
------------------------                       ---------------------
D. Anthony Guglielmo                           Matthew L. Reiser
Chairman                                       Director

/s/ Patrick J. Logiudice                       /s/ Joseph H. Rossi
------------------------                       -------------------
Patrick J. Logiudice                           Joseph H. Rossi
Director/Executive Vice President              Director/President/Chief
                                               Executive Officer

/s/ Reginald U. Martin                         /s/ David H. Gonci
----------------------                         ------------------
Reginald U. Martin                             David H. Gonci
Director                                       Senior Vice President/Chief
                                               Financial Officer/Treasurer